Form 10-Q
period 2008-07-31
DNA Systems, Inc.
filed 2008-10-24
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-152679

DNA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0557273
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)
(852) 2802-8663
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [ X ] No

As of October 24, 2008, there were 8,500,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of DNA Systems, Inc. (“we”, “us”, “our”, “DNAS” or the “Company”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the DNA Systems, Inc., for the fiscal year ended April 30, 2008 included in the Company’s Form S-1 Registration Statement, and all amendments thereto, filed with the Securities and Exchange Commission on July 31, 2008.

DNA SYSTEMS, INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2008

INDEX

Page

Condensed balance sheets

3

Condensed statement of operations and comprehensive loss

4

Condensed statement of cash flows

5

Notes to condensed financial statements

6 - 9

DNA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2008 AND APRIL 30, 2008

	As of	As of
	July 31, 2008	April 30, 2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	9,998	7,261

Total assets	9,998	7,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued audit fee	7,899	4,235
Amount due to a stockholder (Note 9)	898	898

Total liabilities		5,133

Stockholders’ equity
Common stock - US$0.001 par value (Note 6) :
Authorized 65,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated deficit	(7,300)	(6,377)
Accumulated other comprehensive income	1	5

Total stockholders’ equity	1,201	2,128

Total liabilities and stockholders’ equity	9,998	7,261

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2008

For the three months ended July 31, 2008
(Unaudited)
US$

Revenue	6,407

Expenses
General and administrative expenses	7,330

Loss before income taxes	(923)
Income taxes (Note 4)	-

Net loss	(923)

Other comprehensive loss
Foreign currency translation adjustments	(4)

Total comprehensive loss	(927)

Net loss per share :
Basic and diluted (Note 5)	(0.00)

Weighted average number of shares :
Basic and diluted	8,500,000

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2008

For the three months ended July 31, 2008
(Unaudited)
US$
Cash flows from operating activities :
Net loss	(923)
Change in liabilities :
Accrued audit fee	3,664

Net cash from operating activities	2,741

Effect of foreign exchange rate changes on cash and cash equivalents	(4)

Net change in cash and cash equivalents	2,737

Cash and cash equivalents, beginning of period	7,261

Cash and cash equivalents, end of period	9,998

Cash paid for :
Income taxes	-
Interest	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2008 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

DNA Systems, Inc. (the “Company”) was incorporated in the State of Nevada on October 25, 2007 for the purpose of exploring new business opportunities.

On April 11, 2008, the Company entered into an agreement (the “Agreement”) with DNA Financial Systems (HK) Limited (“DNAF Limited”), a Hong Kong corporation founded in 2005, pursuant to which the Company agreed to provide venues for DNAF Limited to organize conferences, seminars, corporate trainings and programs in line with professional events.

The Company was in the development stage during prior periods.  On May 27, 2008, the Company commenced its business and earned US$6,407 (equivalent to HK$50,000) revenue for providing event organizing services to DNAF Limited.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s financial report for the period ended April 30, 2008.

In the opinion of the management of the Company, the unaudited condensed financial statements for the interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of the said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At July 31, 2008, cash equivalents consist of bank balance of US$455 and cash on hand of US$9,543 , which were denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company had not engaged in any hedging activities.

Revenue recognition

The Company recognizes revenue from providing event organizing services when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the services have been provided to customers, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured.

Income taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The Company keeps cash and cash equivalents and incurred income and expenses in HKD during the reporting period and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HKD7.8026 for the three months ended July 31, 2008 and US$1.00 = HKD7.8034 as of July 31, 2008.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee, other payable and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS No. 162 on its financial statements.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

For the three months ended July 31, 2008
(Unaudited)
US$

Loss before income taxes	(923)

Expected benefit at statutory rate of 15%	(138)
Valuation allowance	138

-

Recognized deferred income tax asset is as follows :-

	As of	As of
	July 31, 2008	April 30, 2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	1,095	957
Valuation allowance	(1,095)	(957)

	-	-

As of July 31, 2008, the Company had incurred operating losses of US$7,300 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

6.

COMMON STOCK

The Company was incorporated on October 25, 2007 with an authorized capital of 65,000,000 shares of common stock of US$0.001 par value.  On December 7, 2007, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of July 31, 2008.

9.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$898 to the Company to finance its working capital as of July 31, 2008.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$1,922 to a related company for the provision of general administrative services and office premises during the reporting period.  The related company is controlled by the Company’s director.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE OPERATION AND GROWTH OF OUR BUSINESS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.  OUR ABILITY TO GENERATE REVENUE IS SUBJECT TO SUBSTANTIAL RISKS.

Overview

DNA Systems, Inc. was incorporated in the State of Nevada on October 25, 2007.  Our business operations are oriented towards providing event organizing services to business partners. Our overall objective is to create an event organizing business by building a corporate image as a reliable, trustworthy partner that provides high quality event planning and organizing service to our clients.

On April 11, 2008, DNAS entered into an agreement (the “Agreement”) with DNA Financial Systems (HK) Limited (“DNAF Limited”), a Hong Kong corporation founded in 2005, in which DNAS agreed to provide venues for DNAF Limited to organize conferences, seminars, corporate trainings and programs in line with professional events; a copy of the Agreement was filed as Exhibit 10.1 to the Company’s registration statement on Form S-1 which was filed with the Securities and Exchange Commission on July 31, 2008, and is hereby incorporated by reference. Initially, we will provide the conference room located at our executive office as the venue for the professional events of DNAF Limited.

Under the Agreement, DNAS will provide a comprehensive service for special promotions, business and marketing events. Our team of professionals will handle any event from concept to realization and will address DNAF Limited’s needs and desires, with regard to the venue setting, seating, decorations, refreshments and menus. Furthermore, pursuant to the Agreement, we will facilitate the time schedules and event flow and will serve as a point of contact for the site staff and participants. As stated in the Agreement, DNAF Limited shall pay us for the services rendered. The fees for the services that we provide are dependent upon the size, type and duration of the event. The fees shall be paid on the first of the month following the month in which the event was organized by us.

Our president and director, Mr. Wilson Kin Cheung, has several contacts within the Hong Kong business community which we believe will assist us in developing our business operations. Mr. Cheung plans to contact various representatives within the Hong Kong business community who are interested in organizing corporate events, however there is no assurance that we will achieve or sustain profitability on an annual or quarterly basis.

Liquidity and Capital Resources

The Company ended its development stage and earned $6,407 revenue during the period ended July 31, 2008. For the three months ended July 31, 2008, the Company's balance sheet reflects total assets of $9,998 in the form of cash and cash equivalents, total liabilities of $8,797, stockholders’ equity of

$1,201 and accumulated deficit of $7,300. The Company recorded a net loss of $923 for the three months period ended July 31, 2008.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. In an effort to raise additional funds, on July 31, 2008, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective by the SEC on September 10, 2008. As of July 31, 2008, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to provide event organizing services to business partners.  As the Company has minimal cash, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months as its registration statement has been declared effective by the SEC. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion. We plan to use the proceeds, if any, from the offering to develop our business and acquire equipment to improve our efficiency.

The Company plans to allocate 30% of any proceeds received to cover the expenses incurred in the offering.  If the offering is 30% or less subscribed, all proceeds will be used to pay the expenses of the offering. If only 75% or 50% of the offering is subscribed, we may allocate 45% or 25% of the proceeds received to working capital, respectively. The remaining 5% and 10% of any proceeds received will be used for future administrative expenses and business development. If the offering is fully subscribed, we plan to allocate 55% of the proceeds received to working capital.

Funds allocated to working capital are intended to be used for hiring more than one employee in the coming 12 months. They will be responsible to organize conferences, seminar, information sessions and corporate training for the potential clients. If we do not obtain enough funds from this offering, we may hire only one marketing professional to assist DNAS’s CEO, Ms. Vivian Poon.

Funds allocated to business development are intended to be used to prepare marketing materials for us to locate new business partners. We hope to build up our corporate reputation and align ourselves with additional business partners to provide our event organizing services to them. The funds allocated to administrative expenses are intended to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, and utility expenses.

Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations.

The Company does not maintain an office and its officers will continuously be stationed at the office of the President, for which the Company has agreed to pay a monthly management fee of approximately US$645 (equivalent to HK$5,000) to a related company for the provision of general administrative services and office premises.  The related company is controlled by the Company’s president. It is expected that the Company will not purchase any property in the coming 12 months.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principle accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, at any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2008).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2008).

10.1

Contract with DNA Financial Systems (HK) Limited signed on April 11, 2008 (herein incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2008).

31.1*

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA SYSTEMS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: October 24, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer

Date: October 24, 2008

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Financial Officer

Date: October 24, 2008

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Accounting Officer

Date: October 24, 2008

By:  /s/ Wilson Cheung

Wilson Cheung, Director

Date: October 24, 2008