Form 10-Q
period 2008-10-31
DNA Systems, Inc.
filed 2008-12-12
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

As of October 31, 2008, there were 8,500,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

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

DNA SYSTEMS, INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008

INDEX

Page

Condensed balance sheets

3

Condensed statement of operations and comprehensive loss

4

Condensed statement of cash flows

5

Notes to condensed financial statements

6 - 9

DNA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2008 AND ARPIL 30, 2008

	As of	As of
	October 31,	April 30,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$

ASSETS

Current assets
Cash and cash equivalents	880	7,261

Total assets	880	7,261

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	3,379	4,235
Amount due to a stockholder (Note 9)	5,287	898

Total liabilities	8,666	5,133

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 6) :
authorized 65,000,000 shares; issued and outstanding
8,500,000 shares	8,500	8,500
Accumulated deficit	(16,286)	(6,377)
Accumulated other comprehensive income	-	5

Total stockholders’ (deficit) equity	(7,786)	2,128

Total liabilities and stockholders’ (deficit) equity	880	7,261

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008

	Three
	months	Six months
	ended	ended
	October 31,	October 31,
	2008	2008
	(Unaudited)	(Unaudited)
	US$	US$

Revenue	-	6,407

Expenses
General and administrative expenses	8,986	16,316

Loss before income taxes	(8,986)	(9,909)
Income taxes (Note 4)	-	-

Net loss	(8,986)	(9,909)

Other comprehensive loss
Foreign currency translation adjustment	(1)	(5)

Total comprehensive loss	(8,987)	(9,914)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)

Weighted average number of outstanding shares :
Basic and diluted	8,500,000	8,500,000

The comparative information is not presented as the Company did not have any operating revenue and expenses.

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2008

For the six
months
ended
October 31,
2008
(Unaudited)
US$

Cash flows from operating activities :
Net loss	(9,909)
Change in liability :
Accrued audit fee	(856)

Net cash used in operating activities	(10,765)

Cash flows from financing activities :
Advance from a stockholder	4,389

Net cash provided by financing activities	4,389

Effect of foreign exchange rate changes in cash and cash equivalents	(5)

Net change in cash and cash equivalents	(6,381)

Cash and cash equivalents, beginning of period	7,261

Cash and cash equivalents, end of period	880

Cash paid for :
Income taxes	-
Interest	-

The comparative information is not presented as the Company did not have any operating revenue and expenses.

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008

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

The Company was in the development stage during prior periods.  On May 27, 2008, the Company commenced its business and earned US$6,407 revenue for providing event organizing services to DNAF Limited.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s financial report for the period ended April 30, 2008.

In the opinion of the management of the Company, the unaudited condensed financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said periods.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of October 31, 2008, the Company had cash and cash equivalents of US$880, working capital and stockholders’ deficit of US$7,786 and accumulated deficit of US$16,286 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the major stockholder and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of October 31, 2008, cash equivalents consisted of bank balance of US$395 and cash on hand of US$485, which were denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that is potentially subject to concentration of credit risk.  During the reporting periods, the Company had not engaged in any hedging activities.

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

Income taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the condensed financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

For financial reporting purposes, HKD has been translated into US$ as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HKD7.7947 for the six months ended October 31, 2008 and US$1.00 = HKD7.7528 as of October 31, 2008.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

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

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

For the six
months
ended
October 31,
2008
(Unaudited)
US$

Loss before income taxes	(9,909)

Expected benefit at statutory rate of 15%	(1,486)
Valuation allowance	1,486

-

Recognized deferred income tax asset is as follows :-

	As of	As of
	October 31,	April 30,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	2,443	957
Valuation allowance	(2,443)	(957)

	-	-

As of October 31, 2008, the Company had incurred operating losses of US$16,286 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting periods, the Company did not issue any dilutive instruments. Accordingly, the reported basic and diluted loss per share is the same.

6.

COMMON STOCK

The Company was incorporated on October 25, 2007 with authorized capital of 65,000,000 shares of common stock of US$0.001 par value. On December 7, 2007, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of October 31, 2008.

9.

  RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$5,287 to the Company to finance its working capital as of October 31, 2008.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$1,933 and US$3,855 to a related company for the provision of general administrative services and office premises during the three and six months ended October 31, 2008 respectively.  The related company is controlled by the Company’s director.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On April 11, 2008, DNAS entered into an agreement (the “Agreement”) with DNA Financial Systems (HK) Limited (“DNAF Limited”), a Hong Kong corporation founded in 2005, pursuant to which DNAS agreed to provide venues for DNAF Limited to organize conferences, seminars, corporate trainings and programs in line with professional events; a copy of the Agreement was filed as Exhibit 10.1 to the Company’s registration statement on Form S-1 which was filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2008, and is hereby incorporated by reference. Initially, we will provide the conference room located at our executive office as the venue for the professional events of DNAF Limited.

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

Our president and director, Mr. Wilson Cheung, has several contacts within the Hong Kong business community which we believe will assist us in developing our business operations. Mr. Cheung plans to contact various representatives within the Hong Kong business community who are interested in organizing corporate events, however there is no assurance that we will achieve or sustain profitability on an annual or quarterly basis.

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to provide event organizing services to business partners.  Additionally, as the Company has minimal cash on hand, in an effort to raise additional funds, on July 31, 2008, the Company filed a registration statement with the

SEC for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective by the SEC on September 10, 2008. The Company is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months as its registration statement has been declared effective by the SEC. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion. We plan to use the proceeds, if any, from the offering to develop our business and acquire equipment to improve our efficiency.

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

The Company does not maintain an office and its officers will continuously be stationed at the office of a company controlled by the President, for which the Company has agreed to pay a monthly management fee of approximately US$645 (equivalent to HK$5,000) to the related company for the provision of general administrative services and office premises.  It is expected that the Company will not purchase any property in the coming 12 months.

Liquidity and Capital Resources

As of October 31, 2008, our unaudited balance sheet reflects that we have total assets of $880 and total current liabilities of $8,666.  The Company has cash and cash equivalents of $880 and accumulated deficit of $16,286.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. As noted above, in an effort to raise additional funds, on July 31, 2008, the Company filed a registration statement with the SEC for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective by the SEC on September 10, 2008. The Company is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion. We plan to use the proceeds, if any, from the offering to develop our business and acquire equipment to improve our efficiency.  As of October 31, 2008, the Company had not sold any shares pursuant to the registration statement.

The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to enough generate enough revenue to cover the Company’s operating expenses.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: December 12, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer

Date: December 12, 2008

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Financial Officer

Date: December 12, 2008