Form 10-Q
period 2009-01-31
DNA Systems, Inc.
filed 2009-03-17
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of January 31, 2009, there were 8,500,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

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

DNA SYSTEMS, INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009

INDEX

Page

Condensed balance sheets

3

Condensed statement of operations and comprehensive loss

4

Condensed statement of cash flows

5

Notes to the condensed financial statements

6 - 10

DNA SYSTEMS, INC.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2009 AND APRIL 30, 2008

	As of	As of
	January 31,	April 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$

ASSETS

Current assets
Cash and cash equivalents	849	7,261

Total assets	849	7,261

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	4,537	4,235
Amount due to a stockholder (Note 9)	10,181	898

Total liabilities	14,718	5,133

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 6) :
authorized 65,000,000 shares; issued and outstanding
8,500,000 shares	8,500	8,500
Accumulated deficit	(22,375)	(6,377)
Accumulated other comprehensive income	6	5

Total stockholders’ (deficit) equity	(13,869)	2,128

Total liabilities and stockholders’ (deficit) equity	849	7,261

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009

 AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2008

				From
			Nine months	inception
	Three months ended		ended	through
	January 31,		January 31,	January 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Revenue	-	-	6,407	-

Expenses
Formation expenses	-	-	-	-
General and administrative expenses	6,089	2,018	22,405	2,018

Loss before income taxes	(6,089)	(2,018)	(15,998)	(2,018)
Income taxes (Note 4)	-	-	-	-

Net loss	(6,089)	(2,018)	(15,998)	(2,018)

Other comprehensive income (loss)
Foreign currency translation adjustment	6	(16)	1	(18)

Total comprehensive loss	(6,083)	(2,034)	(15,997)	(2,036)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
outstanding shares :
Basic and diluted	8,500,000	5,173,913	8,500,000	4,808,081

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2009

 AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2008

	Nine	From
	months	inception
	ended	through
	January 31,	January 31,
	2009	2008
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net loss	(15,998)	(2,018)
Change in liability
Accrued audit fee	302	-

Net cash used in operating activities	(15,696)	(2,018)

Cash flows from financing activities
Proceeds from issuance of common stock	-	8,500
Advances from a stockholder	9,283	898

Net cash provided by financing activities	9,283	9,398

Effect of foreign exchange rate changes
in cash and cash equivalents	1	(18)

Net change in cash and cash equivalents	(6,412)	7,362

Cash and cash equivalents, beginning of period	7,261	-

Cash and cash equivalents, end of period	849	7,362

Supplemental cash flow information:

Cash paid for :
Income taxes	-	-
Interest	-	-

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009

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

In the opinion of the management of the Company, the unaudited condensed financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said period.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the normal course of the Company’s business.  As of January 31, 2009, the Company had cash and cash equivalents of US$849, working capital deficit and stockholders’ deficit of US$13,869 and accumulated deficit of US$22,375 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the majority stockholder and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of January 31, 2009, cash equivalents consisted of bank balance of US$364 and cash on hand of US$485, which were denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

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

Foreign currency translation

The Company keeps cash and cash equivalents and incurred income and expenses in HKD during the reporting periods.  Accordingly, HKD is considered to be the Company’s functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ deficit as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from HKD into US$ had been made at the exchange rate of US$1.00 = HKD7.7726 for the nine months ended January 31, 2009 and US$1.00 = HKD7.7559 as of January 31, 2009, respectively.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since they are short-term in nature or are receivable or payable on demand.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 157 “Fair Value Measurement”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 “Effective Date of FASB Statement No. 157”.  FSP SFAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company does not expect a material impact on the Company’s financial statements for adoption of this statement for nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The requirements of SFAS 159 are effective for financial statements issued for fiscal year beginning after November 15, 2007.  The Company did not elect the fair value option described in SFAS 159 for financial instruments and certain other items.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 is effective on November 15, 2008.  The adoption of the statement did not result in a change in the Company’s current practices.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161 “Disclosure about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  The guidance will become effective for the fiscal year beginning after November 15, 2008.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

				From
			Nine months	inception
	Three months ended		ended	through
	January 31,		January 31,	January 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Loss before income taxes	(6,089)	(2,018)	(15,998)	(2,018)

Expected benefit at statutory rate of 15%	(913)	(303)	(2,400)	(303)
Valuation allowance	913	303	2,400	303

	-	-	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	January 31,	April 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	3,357	957
Valuation allowance	(3,357)	(957)

	-	-

As of January 31, 2009, the Company had incurred operating losses of US$22,375 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of January 31, 2009.

9.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$10,181 to the Company to finance its working capital as of January 31, 2009.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$1,935 and US$5,790 to a related company for the provision of general administrative services and office premises during the three and nine months ended January 31, 2009 respectively.  The related company is controlled by the Company’s director.  The Company paid no management fee from inception through January 31, 2008.

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

Under the Agreement, DNAS will provide a comprehensive service for special promotions, business and marketing events. Our team of professionals will handle any event from concept to realization and will address DNAF Limited’s needs and desires, with regard to the venue setting, seating, decorations, refreshments and menus. Furthermore, pursuant to the Agreement, we will facilitate the time schedules and event flow and will serve as a point of contact for the site staff and participants. As stated in the Agreement, DNAF Limited shall pay us for the services rendered. The fees for the services that we provide are dependent upon the size, type and duration of the event. The fees shall be paid on the first of the month following the month in which the event was organized by us. On May 27, 2008, the Company commenced its business and earned US$6,407 in revenue for providing event organizing services to DNAF Limited.

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

Liquidity and Capital Resources

As of January 31, 2009, our unaudited balance sheet reflects that we have total assets of $849 and total current liabilities of $14,718.  The Company has cash and cash equivalents of $849 and accumulated deficit of $22,375.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. In an effort to raise additional funds, on July 31, 2008, the Company filed a registration statement with the SEC for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective by the SEC on September 10, 2008. As of January 31, 2009, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to enough generate enough revenue to cover the Company’s operating expenses.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: March 17, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer

Date: March 17, 2009

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Financial Officer

Date: March 17, 2009