Form 10-K
period 2009-04-30
DNA Systems, Inc.
filed 2009-07-29
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

DNA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	333-152679	98-0557273
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: (852) 2802-8663

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of July 29, 2009, the Company had 8,500,000 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

DNA Systems, Inc. (“we”, “us”, “our”, “DNAS”, or the “Company”) was incorporated under the laws of the State of Nevada on October 25, 2007. We are a development stage company, and our business is to provide event organizing services for professional organizations. Our executive office is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong. The authorized capital of DNAS consists of 65,000,000 shares of $0.001 par value common stock.

It is our business plan to establish contractual relationships with various clients, pursuant to which DNAS receives a fee based upon the organizational services that DNAS provides for its clients.

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

On May 27, 2008, we provided our conference room as the venue for DNAF Limited to hold a conference meeting of 8 participants. Our services also included venue set-up with regard to seating and decorations, serving pointing of contact for the participants, and audio-visual setup. The fee for the services was $6,407 (or HK$50,000 equivalent).

We are still seeking other potential clients.  Our president and director, Mr. Wilson Kin Cheung, has several contacts within the Hong Kong business community which we believe will assist us in developing our business operations. Mr. Cheung plans to contact various representatives within the Hong Kong business community who are interested in organizing corporate events. We plan to rely on the networking capabilities of Mr. Wilson Cheung, to introduce our services to potential clients. Mr. Cheung currently spends around 20% of his time on DNAS. We plan to hire more employees to assist Mr. Cheung; however, we will hire employees only if we have raised sufficient funds, as stated in the “Use of Proceeds” section.

Customers and Marketing

Currently our only customer is DNAF Limited. DNAF Limited is a regional solution provider for the Financial and Security Industry throughout the Asia Pacific Region. They provide complete and technologically integrated solutions for Market Data, Online Trading Systems for Equity Markets, Forex Dealing Room Management Systems, and Corporate Treasury Risk Management Systems. Their offices are located in Hong Kong and Singapore. DNAF Limited is managed by a team of dedicated professionals with different backgrounds.

In addition to our relationship with DNAF Limited, we plan on pursuing relationships with other companies in need of event planning assistance.  Initially, we intend to promote and market our brand name and services that we offer through the efforts of our President, Mr. Wilson Cheung.

Competition

The public relations services industry in Hong Kong is highly competitive. There are quite a number of companies, which offer administrative, secretarial service and logistical support to host different events for organizations in Hong Kong. Our competitors have greater resources, technical know-how and managerial capabilities than the Company and will be in a better position than the Company to get in touch with large customers. The Company will rely on the existence of the contacts of our director, Mr. Wilson Cheung, to locate potential customers.  Generally, the types of services that we offer are categorized into two main groups, both of which are discussed below: i) Professional Conference Organizer (“PCO”); ii) and Conference Handling Agent (“CHA”). We will face competition from companies which offer both the following types of services:

Professional Conference Organizers

Professional Conference Organizers, commonly known as PCOs, are commercial companies that assist host organizations in every aspect of organizing an event. PCOs are generally able to serve their clients in numerous capacities including, but not limited to, consultants, project managers, hospitality coordinators, and local secretariat. PCO’s services include venue utilization, technical program planning, speaker support, budget control and accounting, seeking sponsorship, seeking advertisers, registration processing, international publicity and promotion, publications and printing, material production, and on-site management.

Conference Handling Agents

Conference Handling Agents are ground handling agents/tour operators who are experienced in handling large group movements, including international conferences as well as exhibitions and trade shows. Their services include full ground arrangements covering venue and housing arrangements, ground transportation, leisure and accompanying persons programs, small scale print production, registration processing, and on-site arrangement.

Employees

At present, we have no full or part-time employees. DNAS is currently managed by Mr. Wilson Kin Cheung, the President and Director of DNAS, and Ms. Vivian Wing Yee Poon, the Chief Executive Officer of DNAS. We have not signed any employment agreements with Mr. Cheung or Ms. Poon. Mr. Cheung and Ms. Poon devote approximately 20% of their time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

We plan to hire one employee in the coming year. They will be responsible for organizing the events and functions, and handling other administrative work. They will be located in the Hong Kong office.

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

We have no real property and currently operate from office space provided by Easterly Financial Investment Limited (“Easterly”). On May 1, 2008, the Company started paying the management fee of US$645 to Easterly for its provision of general administrative services and office premises. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 2009.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No public trading market exists for the Company’s securities.  As of the date of this Form 10-K, the Company’s securities are currently held of record by a total of 2 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING

STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

As noted above, on April 11, 2008, DNAS entered into the Agreement with DNAF Limited, pursuant to which DNAS agreed to provide venues for DNAF Limited to organize conferences, seminars, corporate trainings and programs in line with professional events; a copy of the Agreement was filed as Exhibit 10.1 to the Company’s registration statement on Form S-1 which was filed with the SEC on July 31, 2008, and is hereby incorporated by reference. Initially, we will provide the conference room located at our executive office as the venue for the professional events of DNAF Limited.

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

The Company plans to allocate 30% of any proceeds received to cover the expenses incurred in the offering. If the offering is 30% or less subscribed, all proceeds will be used to pay the expenses of the offering. The remaining proceeds received from the offering will be used for working capital and future administrative expenses and business development.

Funds allocated to working capital are intended to be used for hiring additional employees in the coming 12 months. They will be responsible to organize conferences, seminar, information sessions and corporate training for the potential clients. If we do not obtain enough funds from this offering, we may hire only one marketing professional to assist DNAS’s CEO, Ms. Vivian Poon.

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

We have no real property and currently operate from office space provided by Easterly Financial Investment Limited. Since May 1, 2008, the Company has paid Easterly a management fee of US$645 for its provision of general administrative services and office premises. The Company will continue to be stationed at Easterly which is controlled by the President, and will continue to pay a monthly management fee of approximately US$645 (equivalent to HK$5,000) to the related company for the provision of general administrative services and office premises.  It is expected that the Company will not purchase any property in the coming 12 months.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended April 30, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-k.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for DNA Systems, Inc. for the Fiscal Year Ended April 30, 2009 Compared to the Fiscal Year Ended April 30, 2008.

Revenue

Revenue.  During the fiscal year ended April 30, 2009, the Company had revenues of $6,407 as compared to revenues of $nil during the fiscal period ended April 30, 2008, an increase of $6,407. The increase in revenue experienced by the Company was primarily attributable to the commencement of business in providing venues for another corporation to organize a conference.

Expenses

Expenses.  During the fiscal year ended April 30, 2009, the Company had operating expenses of $40,120 as compared to expenses of $5,864 during the fiscal period ended April 30, 2008, an increase of $34,256. The increase in expenses experienced by the Company was primarily attributable to the operation of business and the exploration of new business opportunities.

Net Loss

The Company had a net loss of $33,713 for the fiscal year ended April 30, 2009 as compared to net loss of $6,377 for the fiscal period ended April 30, 2008, a change of $27,336.  The increase in net loss experienced by the Company was primarily attributable to the daily business operation and the exploration of new potential business opportunities.

Liquidity and Capital Resources

As of April 30, 2009, our audited balance sheet reflects that we have total assets of $818, as compared to total assets of $7,261 as of April 30, 2008, a decrease of $6,443. As of April 30, 2009, our audited balance sheet reflects that we have total current liabilities of $32,495, as compared to total current liabilities of $5,133 as of April 30, 2008, an increase of $27,362.  As of April 30, 2009, the Company has an accumulated deficit of $40,090.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. In an effort to raise additional funds, on July 31, 2008, the Company filed a registration statement with the SEC for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective by the SEC on September 10, 2008. As of April 30, 2009, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to enough generate enough revenue to cover the Company’s operating expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2009

INDEX

Page

Report of independent registered public accounting firm

9

Balance sheets

10

Statements of operations and comprehensive loss

11

Statements of stockholders’ (deficit) equity

12

Statements of cash flows

13

Notes to the financial statements

14 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholders of DNA Systems, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of DNA Systems, Inc. (the “Company”) as of April 30, 2009 and 2008, and the related statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the year ended April 30, 2009 and from inception on October 25, 2007 through April 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2009 and 2008, the results of its operations and its cash flows for the year ended April 30, 2009 and from inception on October 25, 2007 through April 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 1 to the financial statements, the Company is a development stage company and had an accumulated deficit as of April 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

July 28, 2009

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2009 AND 2008

	As of April 30,
	2009	2008
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	818	7,261

Total assets	818	7,261

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	5,754	4,235
Amount due to a stockholder (Note 7)	26,741	898

Total liabilities	32,495	5,133

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 4) :
Authorized 65,000,000 shares;
issued and outstanding 8,500,000 shares	8,500	8,500
Accumulated deficit during the development stage	(40,090)	(6,377)
Accumulated other comprehensive (loss) income	(87)	5

Total stockholders’ (deficit) equity	(31,677)	2,128

Total liabilities and stockholders’ (deficit) equity	818	7,261

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED APRIL 30, 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2009 AND 2008

	Year ended	From inception on October
	April 30,	25, 2007 through April 30,
	2009	2008	2009
	US$	US$	US$

Revenue	6,407	-	6,407

Expenses
Formation expenses	-	513	513
General and administrative expenses	40,120	5,864	45,984

Loss before income taxes	(33,713)	(6,377)	(40,090)
Income taxes (Note 2)	-	-	-

Net loss	(33,713)	(6,377)	(40,090)

Other comprehensive (loss) income
Foreign currency translation adjustment	(92)	5	(87)

Total comprehensive loss	(33,805)	(6,372)	(40,177)

Net loss per share
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.01)

Weighted average number of outstanding shares
Basic and diluted	8,500,000	6,566,138	7,840,253

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED APRIL 30, 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2009 AND 2008

			Accumulated
			deficit	Accumulated
	Common stock		during the	other
	Number		development	comprehensive
	of shares	Amount	stage	income (loss)	Total
		US$	US$	US$	US$

Issue of common stock	8,500,000	8,500	-	-	8,500
Net loss	-	-	(6,377)	-	(6,377)
Foreign currency translation adjustment	-	-	-	5	5

Balance, April 30, 2008	8,500,000	8,500	(6,377)	5	2,128
Net loss	-	-	(33,713)	-	(33,713)
Foreign currency translation adjustment	-	-	-	(92)	(92)

Balance, April 30, 2009	8,500,000	8,500	(40,090)	(87)	(31,677)

Issue of common stock	8,500,000	8,500	-	-	8,500
Net loss	-	-	(40,090)	-	(40,090)
Foreign currency translation adjustment	-	-	-	(87)	(87)

Balance, April 30, 2009	8,500,000	8,500	(40,090)	(87)	(31,677)

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2009 AND 2008

	Year ended	From inception on October
	April 30,	25, 2007 through April 30,
	2009	2008	2009
	US$	US$	US$
Cash flows from operating activities :
Net loss	(33,713)	(6,377)	(40,090)
Change in liabilities :
Accrued audit fee	1,519	4,235	5,754

Net cash used in operating activities	(32,194)	(2,142)	(34,336)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	8,500	8,500
Advances from a stockholder	25,843	898	26,741

Net cash provided by financing activities	25,843	9,398	35,241

Effect of foreign exchange rate changes
on cash and cash equivalents	(92)	5	(87)

Net change in cash and cash equivalents	(6,443)	7,261	818

Cash and cash equivalents, beginning of
year/period	7,261	-	-

Cash and cash equivalents, end of year/period	818	7,261	818

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2009

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

DNA Systems, Inc. (the “Company” or “DNAS”) was incorporated in the State of Nevada on October 25, 2007 for the purpose of exploring new business opportunities. The Company is a development stage company and has not yet generated any significant revenue from its operations.

On April 11, 2008, the Company entered into an agreement with DNA Financial Systems (HK) Limited (“DNAF Limited”), a Hong Kong corporation founded in 2005, pursuant to which the Company agreed to provide venues for DNAF Limited to organize conferences, seminars, corporate trainings and programs in line with professional events.

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of April 30, 2009, the Company had cash and cash equivalents of US$818, working capital deficit and stockholders’ deficit of US$31,677 and accumulated deficit during the development stage of US$40,090 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the major stockholder and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of preparation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of April 30, 2009, cash and cash equivalents consisted of bank balances of US$333 and cash on hand of US$485.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk. During the reporting periods, the Company did not engage in any hedging activities.

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

Foreign currency translation

The Company kept cash and cash equivalents and incurred expenses in HKD during the reporting periods and thus HKD is considered to be the Company’s functional currency. Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date. Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated into US$ at the exchange rate in effect at the period end. Income and expenses are translated at average exchange rate prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ deficit as “Accumulated other comprehensive (loss) income”. Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from HKD into US$ had been made at the exchange rate of US$1 for HKD7.7505 as of April 30, 2009.  There was no significant change in the exchange rate between HKD and US$ after the balance sheet date.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

The Company’s financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since they are short-term in nature or they are receivable or payable on demand.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”.  SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 (Revised) is effective for the fiscal year beginning after December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS 141 (Revised) will have on its results of operations, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for the fiscal year beginning after December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its results of operations, cash flows or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its results of operations, cash flows or financial condition.

In December 2008, the FASB issued Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted.  The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 will have on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R).

In April 2009, the FASB issued three related FSP: (i) FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.  The Company is currently evaluating the impact that the adoption of these FSP will have on its results of operations, cash flows or financial condition.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Year ended	From inception on October
	April 30,	25, 2007 through April 30,
	2009	2008	2009
	US$	US$	US$

Loss before income taxes	(33,713)	(6,377)	(40,090)

Expected benefit at statutory rate of 15%	(5,057)	(957)	(6,014)
Valuation allowance	5,057	957	6,014

Income taxes	-	-	-

Recognized deferred income tax asset is as follows :-

	As of April 30,
	2009	2008
	US$	US$

Operating losses available for future periods	6,014	957
Valuation allowance	(6,014)	(957)

	-	-

As of April 30, 2009, the Company had incurred operating losses of US$40,090 which, if unutilized, will expire through to 2029. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

3.

NET LOSS PER SHARE

During the reporting periods, the Company did not have any dilutive instruments. Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on October 25, 2007 with authorized capital of 65,000,000 shares of common stock of US$0.001 par value. On December 7, 2007, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of April 30, 2009.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$26,741 to the Company to finance its working capital as of April 30, 2009.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$7,718 to a related company for the provision of general administrative services and office premises during the year ended April 30, 2009 and from inception on October 25, 2007 through April 30, 2009.  The related company is controlled by the Company’s director.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended April 30, 2009, there were no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of April 30, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of April 30, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of July 29, 2009, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Wilson Kin Cheung	34	President, Treasurer and Director
Vivian Wing Yee Poon	25	Chief Executive Officer

Biographical Information

Mr. Wilson Kin Cheung. Wilson Kin Cheung has been the President, Treasurer and Director of　DNAS since October 2007 to the present. His responsibilities include general and financial management. Mr. Cheung has more than ten years of experience in the investment banking and corporate finance areas in Hong Kong markets. From July 2005 to the present, Mr. Cheung has been the managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. From April 2002 to July 2005, Mr. Cheung was a director of Apex Wealth Enterprises Limited, a BVI company (now known as China Security and Surveillance Technology, Inc.) whose business is to manufacture, distribute, install and service security and surveillance products and systems and to develop security and surveillance related software in China. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005.

Mr. Cheung is currently an officer and director of three other companies which are reporting companies under the Securities Exchange Act of 1934: i) in August 2005 he has been the president and director of Super Luck, Inc., a Delaware corporation which is in engaged in holding the intellectual property rights, production rights, and sale rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome (“AIDS”) Capsules ; ii) since December 2005, he has been the president and director of Market Data Consultants, Inc., a Delaware corporation which is in business of reselling a market data management software products; and iii) since August, 2006, he has been the president and director of China Multimedia, Inc., a Nevada corporation established to provide web design solutions and introduce potential business opportunities to business partners.

Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA in the Chinese University of Hong Kong in 2006. Currently, Mr. Cheung devotes approximately 20% of his time to DNAS. He also devotes approximately 20% of his time to each of Super Luck, Inc., Market Data Consultants, Inc., China Multimedia, Inc., and Easterly Financial Investment Limited, respectively. None of these companies are in the same business as DNAS and, as a result, there would be no direct conflicts among DNAS and these entities.

Ms. Vivian Wing Yee Poon. Vivian Wing Yee Poon has been the Chief Executive Officer of DNAS since October to the present, and the secretary of DNAS since August.  She is responsible for the general administrative work and management of the Company. Ms. Poon has been working in Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region since January 2007. From August 2005 to October 2006, Ms. Poon worked as a Department Officer in Hospital Authority. Ms. Poon is currently the Secretary of two other reporting companies under the Securities Exchange Act of 1934: i) since February 2008, she has been the secretary of China Multimedia, Inc., a Nevada corporation established to provide web design solutions and introduce potential business opportunities to business partners; and ii) since April 2008, she has been the secretary of Market Data Consultants, Inc. a Delaware corporation which is in business of reselling a market data management software products. Her responsibilities are to oversee the general and administrative tasks. Ms. Poon graduated from the University of Hong Kong with a Bachelor Degree in Science in 2005.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

In addition to serving as a director of the DNAS, Mr. Wilson Kin Cheung serves as a director of Super Luck, Inc., Market Data, Inc., and China Multimedia, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation paid to the Registrant’s officers for their work related to the Registrant and the Registrant’s subsidiary, TaiAn. These officers are referred to herein as the “named executive officers.”

Summary Compensation Table –

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Wilson Kin Cheung, President	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Vivian Wing Yin Poon, Chief Executive Officer	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended April 30, 2009.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended April 30, 2009.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Wilson Kin Cheung, President	--	--	--	--	--	--	--

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 29, 2009, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Wilson Kin Cheung (1) Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong	8,000,000	94.12%
Common	Vivian Poon(1) Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong	0	0.0%
Common	Josephine Wai Wai Cheung (2) Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong	500,000	5.88%
Common	All Officers and Directors as a Group (2 in number)	8,000,000	94.12%

(1)

The person listed is an officer, a director, or both, of the Company.

(2)

Ms. Josephine Wai Wai Cheung is the sister of Mr. Wilson Kin Cheung.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

From inception, October 25, 2007 to April 30, 2009, our majority stockholder has loaned DNAS a total of $26,741. The loan is unsecured, does not bear interest and is repayable upon demand.

No officer, director, promoter, or affiliate of DNAS has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by DNAS through security holdings, contracts, options, or otherwise.

 We have adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an ad hoc basis. Accordingly, we are unable to predict whether, or in what amount, such a stock issuance might be made. DNAS may pursue the acquisition of additional businesses that may provide new business opportunities. In the event that an acquisition candidate purchases the shares of DNAS, it is more likely than not that such a candidate would pay a price higher than the price originally paid by our current stockholders.  However, there is no guarantee that the stockholders will make a profit on such a transaction.  Any decision to sell the shares of DNAS could be made at the sole discretion of the current sole stockholder without the vote of the purchasers in this offering.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of DNAS’s directors or executive officers or to any other affiliate of us except as described under "Executive Compensation" above.

DNAS does not maintain an office, but it does maintain a mailing address at the office of its President, Mr. Wilson Cheung, for which it pays management fee to a related company, which is controlled by Mr. Cheung, for the provision of general administrative services and office premises and for which it anticipates paying such fee in the future. It is likely that DNAS will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by DNAS’s current stockholder to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholder, or requiring the future employment of specified officers and payment of salaries to them. A sale of securities by our current stockholder to an acquisition candidate might be at a price higher than that originally paid by our current stockholder but may or may not be higher than the price paid by subscribers to this offering. Any payment to our current stockholder in the context of an acquisition involving DNAS would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity. Any decision to sell the shares of DNAS could be made at the sole discretion of the current sole stockholder without the vote of the purchasers in this offering.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Wilson Cheung is not an independent director under these rules as he is also employed by the Company as its President.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by PKF Certified Public Accountants for audit and review of the Company's financial statements were $13,018 for the fiscal year ended April 30, 2009, and $4,236 for the fiscal period ended April 30, 2008.

Audit Related Fees

(2)

PKF Certified Public Accountants did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year/period ended April 30, 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by PKF Certified Public Accountants for tax compliance, advice and planning were $0 for the fiscal year/period ended April 30, 2009 and 2008.

All Other Fees

 (4)

PKF Certified Public Accountants did not bill the Company for any products and services other than the foregoing during the fiscal year/period ended April 30, 2009 and 2008.

Audit Committee’s Pre-approval Policies and Procedures

(5)

DNA Systems, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

3.1	Articles of Incorporation of DNA Systems, Inc. (herein incorporated by reference from filing on Form S-1 filed by DNA Systems, Inc. with the SEC on July 31, 2008.).

3.2	Bylaws of DNA Systems, Inc. (herein incorporated by reference from filing on Form S-1 filed by DNA Systems, Inc. with the SEC on July 31, 2008.).
10.1	Contract with DNA Financial Systems Limited signed on April 11, 2008 (herein incorporated by reference from filing on Form S-1 filed by DNA Systems, Inc. with the SEC on July 31, 2008.).
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

DNA SYSTEMS, INC.

By: /s/ Wilson Cheung, President

Date: July 29, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

By: /s/ Wilson Cheung, Principal Executive Officer and Director

Date: July 29, 2009

By: /s/ Wilson Cheung, Principal Financial Officer and Principal Accounting Officer

Date: July 29, 2009