Form 10-Q
period 2009-07-31
DNA Systems, Inc.
filed 2009-09-14
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ] Yes [ X ] No

As of September 14, 2009, there were 8,500,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of DNA Systems, Inc. (“we”, “us”, “our”, “DNAS” or the “Company”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the DNA Systems, Inc., for the fiscal year ended April 30, 2009 included in the Company’s Form 10K filed with the Securities and Exchange Commission on July 29, 2009.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 10

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2009 AND APRIL 30, 2009

	As of	As of
	July 31,	April 30,
	2009	2009
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	740	818

Total assets	740

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	4,516	5,754
Amount due to a stockholder (Note 7)	72,598	26,741

Total liabilities

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4)
Authorized 65,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(86,019)	(40,090)
Accumulated other comprehensive income (loss)	1,145	(87)

Total stockholders’ deficit	(76,374)	(31,677)

Total liabilities and stockholders’ deficit	740	818

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2009

	Three months		Cumulative
	ended July 31,		total since
	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	6,407	6,407

Expenses
Formation expenses	-	-	513
General and administrative expenses	45,929	7,330	91,913

Loss before income taxes	(45,929)	(923)	(86,019)
Income taxes (Note 2)	-	-	-

Net loss	(45,929)	(923)	(86,019)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,232	(4)	1,145

Total comprehensive loss	(44,697)	(927)	(84,874)

Net loss per share :
Basic and diluted (Note 3)	(0.01)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	8,500,000	8,500,000	7,934,211

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2009

	Three months		Cumulative
	ended July 31,		total since
	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Cash flows from operating activities
Net loss	(45,929)	(923)	(86,019)
Change in liability
Accrued audit fee	(1,238)	3,664	4,516

Net cash (used in) from operating activities	(47,167)	2,741	(81,503)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	8,500
Advances from a stockholder	45,857	-	72,598

Net cash provided by financing activities	45,857	-	81,098

Effect of foreign exchange rate changes in cash and
cash equivalents	1,232	(4)	1,145

Net change in cash and cash equivalents	(78)	2,737	740

Cash and cash equivalents, beginning of period	818	7,261	-

Cash and cash equivalents, end of period	740	9,998	740

Supplemental cash flow information:

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2009

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of July 31, 2009, the Company had cash and cash equivalents of US$740, working capital deficit and stockholders’ deficit of US$76,374 and accumulated deficit during the development stage of US$86,019 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of preparation

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s financial report for the year ended April 30, 2009.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At July 31, 2009, cash equivalents consisted of bank balance of US$254 and cash on hand of US$486.

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated into US$ at the exchange rate in effect at the period end. Income and expenses are translated at average exchange rate prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ deficit as “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 for HKD7.7503 as of July 31, 2009.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

The Company’s financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since they are short-term in nature or they are receivable or payable on demand

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”.  SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 (Revised) is effective for the fiscal year beginning after December 15, 2008.  The adoption of SFAS 141 (Revised) had no material impact on the Company’s results of operations, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for the fiscal year beginning after December 15, 2008.  The adoption of SFAS 160 had no material impact on the Company’s results of operations, cash flows or financial condition.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS 161 had no material impact on the Company’s results of operations, cash flows or financial condition.

In December 2008, the FASB issued Staff Position (“FSP”) FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted.  The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 will have on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R).

In April 2009, the FASB issued three related FSP: (i) FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, each of which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.  The adoption of these FSPs had no material impact on the Company’s results of operations, cash flows or financial condition.

In May 2009, the FASB issued Statement No. 165 "Subsequent Events".  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The adoption of SFAS 165 had no material impact on the Company's results of operations, cash flows or financial condition.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of SFAS No. 166 will have on its results of operations, cash flows or financial condition.

In June 2009, the FASB issued Statement No. 167 "Amendments to FASB Interpretation No. 46(R)".  Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of SFAS No. 167 will have on its results of operations, cash flows or financial condition.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial statements.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :

	Three months		Cumulative
	ended July 31,		total since
	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(45,929)	(923)	(86,019)

Expected benefit at statutory rate of 15%	(6,889)	(138)	(12,903)
Valuation allowance	6,889	138	12,903

Income taxes	-	-	-

Recognized deferred income tax assets is as follows :-

	As of	As of
	July 31,	April 30,
	2009	2009
	(Unaudited)
	US$	US$

Operating losses available for future periods	12,903	6,014
Valuation allowance	(12,903)	(6,014)

	-	-

As of July 31, 2009, the Company had incurred operating losses of US$86,019 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company entered into a sub-lease agreement for the provision of general administrative services and office premises by a related company on May 1, 2009 for a term of one year at a monthly rental of US$2,580. The expected payment as of July 31, 2009 was US$23,220, which will fall due within the next year.  The related company is controlled by the Company’s director.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$72,598 to the Company to finance its working capital as of July 31, 2009.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$15,459 to a related company for the provision of general administrative services and office premises during the period from inception on October 25, 2007 through July 31, 2009.  The related company is controlled by the Company’s director.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended July 31, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for DNA Systems, Inc. for the Three Months Ended July 31, 2009 Compared to the Three Months Ended July 30, 2008.

Revenue

Revenue.  During the three month period ended July 31, 2009, the Company had revenues of $nil as compared to revenues of $6,407 during the three month period ended July 31, 2008, a decrease of $6,407. The decrease in revenue experienced by the Company was attributable to the fact that the Company did not provide any event planning services during the three months ended July 31, 2009.

Expenses

Expenses.  During the three month period ended July 31, 2009, the Company had operating expenses of $45,929 as compared to expenses of $7,330 during the three month period ended July 31, 2008, an increase of $38,599. The increase in expenses experienced by the Company was primarily attributable to increases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $45,929 for the three month period ended July 31, 2009 as compared to net loss of $923 for the three month period ended July 31, 2008, a change of $45,006.  The increase in net loss experienced by the Company was primarily attributable to increases experienced by the Company in its expenses.

Liquidity and Capital Resources

As of July 31, 2009, our unaudited balance sheet reflects that we have total assets of $740, as compared to total assets of $818 as of April 30, 2009, a decrease of $78. As of July 31, 2009, our unaudited balance sheet reflects that we have total liabilities of $77,114, as compared to total liabilities of $32,495 as of April 30, 2009, an increase of $44,619.  As of July 31, 2009, the Company has an accumulated deficit of $86,019.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. In an effort to raise additional funds, on July 31, 2008, the Company filed a registration statement with the SEC for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective by the SEC on September 10, 2008. As of July 31, 2009, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to enough generate enough revenue to cover the Company’s operating expenses.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended July 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DNA SYSTEMS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President, Principal Executive Officer, Principal Financial Officer and Director

Date: September 14, 2009