Form 10-Q
period 2009-10-31
DNA Systems, Inc.
filed 2009-12-15
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes   [ ] No

As of December 15, 2009, there were 8,500,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

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

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 13

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2009 AND APRIL 30, 2009

	As of	As of
	October 31,	April 30,
	2009	2009
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	681	818

Total assets	681

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	4,152	5,754
Amount due to a stockholder (Note 7)	95,886	26,741

Total liabilities	100,038

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4)
Authorized 65,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(109,001)	(40,090)
Accumulated other comprehensive income (loss)	1,144	(87)

Total stockholders’ deficit	(99,357)	(31,677)

Total liabilities and stockholders’ deficit	681	818

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

	Three months		Six months		Cumulative
	ended October 31,		ended October 31,		total since
	2009	2008	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	6,407	6,407

Expenses
Formation expenses	-	-	-	-	513
General and administrative expenses	22,982	8,986	68,911	16,316	114,895

Loss before income taxes	(22,982)	(8,986)	(68,911)	(9,909)	(109,001)
Income taxes (Note 2)	-	-	-	-	-

Net loss	(22,982)	(8,986)	(68,911)	(9,909)	(109,001)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1)	(1)	1,231	(5)	1,144

Total comprehensive loss	(22,983)	(8,987)	(67,680)	(9,914)	(107,857)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	8,500,000	8,500,000	8,500,000	8,500,000	8,004,071

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

	Three months		Six months		Cumulative
	ended October 31,		ended October 31,		total since
	2009	2008	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Cash flows from operating activities
Net loss	(22,982)	(8,986)	(68,911)	(9,909)	(109,001)
Change in liability
Accrued audit fee	(364)	(4,520)	(1,602)	(856)	4,152

Net cash used in operating activities	(23,346)	(13,506)	(70,513)	(10,765)	(104,849)

Cash flows from financing activities
Proceeds from issuance of
common stock	-	-	-	-	8,500
Advances from a stockholder	23,288	4,389	69,145	4,389	95,886

Net cash provided by financing activities	23,288	4,389	69,145	4,389	104,386

Effect of foreign exchange rate changes in
cash and cash equivalents	(1)	(1)	1,231	(5)	1,144

Net change in cash and cash equivalents	(59)	(9,118)	(137)	(6,381)	681

Cash and cash equivalents, beginning
of period	740	9,998	818	7,261	-

Cash and cash equivalents, end of period	681	880	681	880	681

Supplemental cash flow information :

Cash paid for :
Income taxes	-	-	-	-	-
Interest	-	-	-	-	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of October 31, 2009, the Company had cash and cash equivalents of US$681, working capital deficit and stockholders’ deficit of US$99,357 and accumulated deficit during the development stage of US$109,001 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of preparation

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s financial report for the year ended April 30, 2009.

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

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of October 31, 2009, cash equivalents consisted of bank balance of US$196 and cash on hand of US$485.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk. During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated into US$ at the exchange rate in effect at the period end. Income and expenses are translated at average exchange rate prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ deficit as “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency translation are included in other comprehensive income (loss).

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 for HKD7.7504 as of October 31, 2009.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the current quarter, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired from business combinations for which the acquisition data is on or as of December 15, 2008. The adoption of this amended topic has no material effect on the Company's financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FSP No. 115-2 and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”)

The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of May 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of May 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 will become effective for the Company’s interim financial statements for the quarter ending January 1, 2010. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into a materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Six months		Cumulative
	ended October 31,		total since
	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(68,911)	(9,909)	(109,001)

Expected benefit at statutory rate of 15%	(10,336)	(1,486)	(16,350)
Valuation allowance	10,336	1,486	16,350

Income taxes	-	-	-

Recognized deferred income tax assets is as follows :-

	As of	As of
	October 31,	April 30,
	2009	2009
	(Unaudited)
	US$	US$

Operating losses available for future periods	16,350	6,014
Valuation allowance	(16,350)	(6,014)

	-	-

As of October 31, 2009, the Company had incurred operating losses of US$109,001 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

3.

NET LOSS PER SHARE

During the reporting periods, the Company did not have any dilutive instruments. Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on October 25, 2007 with authorized capital of 65,000,000 shares of common stock of US$0.001 par value. On December 7, 2007, 8,500,000 shares of common stock of US$0.001 par value totalling US$8,500 were issued for cash.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2009

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company entered into a sub-lease agreement for the provision of general administrative services and office premises by a related company on May 1, 2009 for a term of one year at a monthly rental of US$2,580. The expected payment as of October 31, 2009 was US$15,480, which will fall due within the next year.  The related company is controlled by the Company’s director.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$95,886 to the Company to finance its working capital as of October 31, 2009.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$23,200 to a related company for the provision of general administrative services and office premises during the period from inception on October 25, 2007 through October 31, 2009.  The related company is controlled by the Company’s director.

8.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 15, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended October 31, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for DNA Systems, Inc. for the three Months Ended October 31, 2009 Compared to the three Months Ended October 31, 2008.

Revenue

Revenue.  During the three month period ended October 31, 2009, the Company had revenues of $nil as compared to revenues of $nil during the three month period ended October 31, 2008. The fact that the Company did not experience any revenue during the three month period ended October 31, 2009 was attributable to the fact that the Company did not provide any event planning services during the three months ended October 31, 2009.

Expenses

Expenses.  During the three month period ended October 31, 2009, the Company had operating expenses of $22,982 as compared to expenses of $8,986 during the three month period ended October 31, 2008, an increase of $13,996. The increase in expenses experienced by the Company was primarily attributable to increases in operating expenses, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $22,982 for the three month period ended October 31, 2009 as compared to net loss of $8,986 for the three month period ended October 31, 2008, a change of $13,996.  The increase in net loss experienced by the Company was primarily attributable to increases in expenses.

Results of Operation for DNA Systems, Inc. for the Six Months Ended October 31, 2009 Compared to the Six Months Ended October 31, 2008.

Revenue

Revenue. During the six month period ended October 31, 2009, the Company had revenues of $nil as compared to revenues of $6,407 during the six month period ended October 31, 2008, a decrease of $6,407. The decrease in revenue experienced by the Company was attributable to the fact that the Company did not provide any event planning services during the six months ended October 31, 2009.

Expenses

Expenses.  During the six month period ended October 31, 2009, the Company had operating expenses of $68,911 as compared to expenses of $16,316 during the six month period ended October 31, 2008, an increase of $52,595. The increase in expenses experienced by the Company was primarily attributable to increases in operating expenses, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $68,911 for the six month period ended October 31, 2009 as compared to net loss of $9,909 for the six month period ended October 31, 2008, a change of $59,002.  The increase in net loss experienced by the Company was primarily attributable to increases in expenses.

Liquidity and Capital Resources

As of October 31, 2009, our unaudited balance sheet reflects that we have total assets of $681, as compared to total assets of $818 as of April 30, 2009, a decrease of $137. As of October 31, 2009, our unaudited balance sheet reflects that we have total liabilities of $100,038, as compared to total liabilities of $32,495 as of April 30, 2009, an increase of $67,543.  As of October 31, 2009, the Company has an accumulated deficit of $109,001.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. In an effort to raise additional funds, on July 31, 2008, the Company filed a registration statement with the SEC for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective by the SEC on September 10, 2008. As of October 31, 2009, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to enough generate enough revenue to cover the Company’s operating expenses.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: December 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer

Date: December 15, 2009

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Financial Officer

Date: December 15, 2009