Form 10-Q
period 2010-01-31
DNA Systems, Inc.
filed 2010-03-16
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 15, 2010, there were 8,500,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of DNA Systems, Inc. (“we”, “us”, “our”, “DNAS” or the “Company”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the DNA Systems, Inc., for the fiscal year ended April 30, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 29, 2009.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

INDEX

Page

Condensed balance sheets

3

Condensed statement of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 13

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2010 AND APRIL 30, 2009

	As of	As of
	January 31,	April 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$

ASSETS

Current assets
Cash and cash equivalents	1,910	818

Total assets	1,910	818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	2,447	5,754
Amount due to a stockholder (Note 7)	108,069	26,741

Total liabilities	110,516	32,495

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4) :
Authorized 65,000,000 shares;
issued and outstanding 8,500,000 shares	8,500	8,500
Accumulated deficit	(118,461)	(40,090)
Accumulated other comprehensive income (loss)	1,355	(87)

Total stockholders’ deficit	(108,606)	(31,677)

Total liabilities and stockholders’ deficit	1,910	818

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

	Three months ended		Nine months ended		Cumulative
	January 31,		January 31,		total since
	2010	2009	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	6,407	6,407

Expenses
Formation expenses	-	-	-	-	513
General and administrative expenses	9,460	6,089	78,371	22,405	124,355

Loss before income taxes	(9,460)	(6,089)	(78,371)	(15,998)	(118,461)
Income taxes (Note 2)	-	-	-	-	-

Net loss	(9,460)	(6,089)	(78,371)	(15,998)	(118,461)

Other comprehensive income
Foreign currency translation adjustment	211	6	1,442	1	1,355

Total comprehensive loss	(9,249)	(6,083)	(76,929)	(15,997)	(117,106)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average number of
outstanding shares :
Basic and diluted	8,500,000	8,500,000	8,500,000	8,500,000	8,059,107

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

	Nine months ended		Cumulative
	January 31,		total since
	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Cash flows from operating activities
Net loss	(78,371)	(15,998)	(118,461)
Change in liability
Accrued audit fee	(3,307)	302	2,447

Net cash used in operating activities	(81,678)	(15,696)	(116,014)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	8,500
Advances from a stockholder	81,328	9,283	108,069

Net cash provided by financing activities	81,328	9,283	116,569

Effect of foreign exchange rate changes in cash
and cash equivalents	1,442	1	1,355

Net change in cash and cash equivalents	1,092	(6,412)	1,910

Cash and cash equivalents, beginning of period	818	7,261	-

Cash and cash equivalents, end of period	1,910	849	1,910

Supplemental cash flow information :-

Cash paid for :-
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to the condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business.  As of January 31, 2010, the Company had cash and cash equivalents of US$1,910, working capital deficit and stockholders’ deficit of US$108,606 and accumulated deficit during the development stage of US$118,461 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Basis of preparation (Cont’d)

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of January 31, 2010, cash equivalents consisted of bank balance of US$1,426 and cash on hand of US$484, which were denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in Hong Kong dollars (“HKD”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

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

Income taxes

The Company accounts for income tax in accordance with ASC 740 Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign currency translation

The Company kept cash and cash equivalents and incurred income and expenses in HKD during the reporting periods and thus HKD is considered to be the Company’s functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ deficit as “Accumulated other comprehensive income (loss)”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income.

Conversion of amounts from HKD into US$ had been made at the exchange rate of US$1.00 = HKD7.7526 for the nine months ended January 31, 2010 and US$1.00 = HKD7.7659 as of January 31, 2010.

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

Recently issued accounting pronouncements

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will apply to the Company’s financial statements starting in its fiscal year beginning on October 1, 2009. The adoption of ASC Topic 810 has no material impact on the Company’s financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

In April 2008, the FASB issued ASC Topic 350, “Intangibles-Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). ASC Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. ASC Topic 350 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning on October 1, 2009. Early adoption is prohibited. The adoption of ASC Topic 350 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC Topic 805, “Business Combinations”, which amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC Topic 805 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. ASC Topic 805 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). The adoption of ASC Topic 805 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued an amendment to ASC Topic 805, “Business Combinations”, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The topic also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment to ASC Topic 805 is effective to be adopted by the Company for business acquisitions for which the acquisition date is on or after October 1, 2009. The adoption of the amendment to ASC Topics 805 has no material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860, “Transfers and Servicing”, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flow; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC Topic 860 has no material impact on the Company’s financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

In June 2009, the FASB issued an amendment to ASC Topic 810, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The amendment to ASC Topic 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of the amendment to ASC Topic 810 has no material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”, or ASU 2009-05. ASU 2009-05 provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, ASU 2009-05 affirms the use of other valuation techniques outlined in SFAS No. 157. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 has no material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, or ASU 2009-12. ASU 2009-12 amends SFAS No. 157 to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). ASU 2009-12 also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. The adoption of ASU 2009-12 has no material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

●

In the reconciliation for fair value measurements using significant unobservable inputs, a report entity should present separately information about purchases, sales, issuances, and settlements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2010-06 on its financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	Three months ended January 31,		Nine months ended January 31,		Cumulative total since
	2010	2009	2010	2009	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(9,460)	(6,089)	(78,371)	(15,998)	(118,461)

Expected benefit at statutory rate of 15%	(1,419)	(913)	(11,756)	(2,400)	(17,769)
Valuation allowance	1,419	913	11,756	2,400	17,769

	-	-	-	-	-

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

2.

INCOME TAXES (CONT’D)

Recognized deferred income tax asset is as follows :-

	As of	As of
	January 31,	April 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	17,769	6,014
Valuation allowance	(17,769)	(6,014)

	-	-

As of January 31, 2010, the Company had incurred operating losses of US$118,461 which, if unutilized, will expire through to 2030.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company entered into a sub-lease agreement for the provision of general administrative services and office premises by a related company on May 1, 2009 for a term of one year at a monthly rental of US$2,580. The expected payment as of January 31, 2010 was US$7,740, which will fall due within the next year. The related company is controlled by the Company’s director.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2010

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$108,069 to the Company to finance its working capital as of January 31, 2010. The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$30,936 to a related company for the provision of general administrative services and office premises during the period from inception on October 25, 2007 through January 31, 2010.  The related company is controlled by the Company’s director.

8.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to provide event organizing services to business partners.  We hope to build up our corporate reputation and align ourselves with additional business partners to provide our event organizing services to them. The

Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities.  Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  If management ceases to advance capital and we fail to raise additional funding to fund our operating expenses, we may have to delay, scale back or discontinue some or all of our operations.

We have no real property and currently operate from office space provided by Easterly Financial Investment Limited. Since May 1, 2008, the Company has paid Easterly a management fee of US$645 for its provision of general administrative services and office premises. The Company will continue to be stationed at Easterly which is controlled by our President, and will continue to pay a monthly management fee of US$2,580 (equivalent to HK$20,000) to the related company for the provision of general administrative services and office premises.  It is expected that the Company will not purchase any property in the coming 12 months.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended January 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q. Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for DNA Systems, Inc. for the Three Months Ended January 31, 2010 Compared to the three Months Ended January 31, 2009.

Revenue

Revenue.  During the three month period ended January 31, 2010, the Company had revenues of $nil as compared to revenues of $nil during the three month period ended January 31, 2009. The fact that the Company did not experience any revenue during the three month period ended January 31, 2010 was attributable to the fact that the Company did not provide any event planning services during the three months ended January 31, 2010.

Expenses

Expenses.  During the three month period ended January 31, 2010, the Company had general and administrative expenses of $9,460 as compared to expenses of $6,089 during the three month period ended January 31, 2009, an increase of $3,371. The increase in expenses experienced by the Company was primarily attributable to increases in general and administrative expenses, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $9,460 for the three month period ended January 31, 2010 as compared to net loss of $6,089 for the three month period ended January 31, 2009, a change of $3,371.  The increase in net loss experienced by the Company was primarily attributable to increases in expenses.

Results of Operation for DNA Systems, Inc. for the Nine Months Ended January 31, 2010 Compared to the Nine Months Ended January 31, 2009.

Revenue

Revenue.  During the nine month period ended January 31, 2010, the Company had revenues of $nil as compared to revenues of $6,407 during the nine month period ended January 31, 2009, a decrease of $6,407. The decrease in revenue experienced by the Company was attributable to the fact that the Company did not provide any event planning services during the nine months ended January 31, 2010.

Expenses

Expenses.  During the nine month period ended January 31, 2010, the Company had general and administrative expenses of $78,371 as compared to expenses of $22,405 during the nine month period ended January 31, 2009, an increase of $55,966. The increase in expenses experienced by the Company was primarily attributable to increases in general and administrative expenses, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $78,371 for the nine month period ended January 31, 2010 as compared to net loss of $15,998 for the nine month period ended January 31, 2009, a change of $62,373.  The increase in net loss experienced by the Company was primarily attributable to increases in expenses.

Liquidity and Capital Resources

As of January 31, 2010, our unaudited balance sheet reflects that we have total assets of $1,910 and total current liabilities of $110,516. The Company has cash and cash equivalents of $1,910 and accumulated deficit of $118,461. The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to enough generate enough revenue to cover the Company’s operating expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities

Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report for the period ended January 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA SYSTEMS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: March 16, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer

Date: March 16, 2010

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Financial Officer

Date: March 16, 2010