Form 10-K
period 2010-04-30
DNA Systems, Inc.
filed 2010-07-29
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

DNA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	333-152679	98-0557273
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: (852) 2802-8663

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X ] No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes  [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of July 29, 2010, the Company had 8,500,000 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

DNA Systems, Inc. (“we”, “us”, “our”, “DNAS”, or the “Company”) was incorporated under the laws of the State of Nevada on October 25, 2007. We are a development stage company, and our business is to provide event organizing services for professional organizations. Our executive office is located at Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong. The authorized capital of DNAS consists of 65,000,000 shares of $0.001 par value common stock.

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

Under the Agreement, DNAS provides a comprehensive service for special promotions, business and marketing events. Our team of professionals will handle any event from concept to realization and will address DNAF Limited’s needs and desires, with regard to the venue setting, seating, decorations, refreshments and menus. Furthermore, pursuant to the Agreement, we will facilitate the time schedules and event flow and will serve as a point of contact for the site staff and participants. As stated in the Agreement, DNAF Limited shall pay us for the services rendered. The fees for the services that we provide are dependent upon the size, type and duration of the event. The fees shall be paid on the first of the month following the month in which the event was organized by us.

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

Competition

The public relations services industry in Hong Kong is highly competitive. There are a significant number of companies, which offer administrative secretarial service and logistical support to host different events for organizations in Hong Kong. Our competitors have greater resources, technical know-how and managerial capabilities than the Company and will be in a better position than the Company to get in touch with large customers. The Company will rely on the existence of the contacts of our director, Mr. Wilson Cheung, to locate potential customers.  Generally, the types of services that we offer are categorized into two main groups, both of which are discussed below: i) Professional Conference Organizer (“PCO”); ii) and Conference Handling Agent (“CHA”). We will face competition from companies which offer both the following types of services:

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

We have no real property and currently operate from office space provided by Easterly Financial Investment Limited (“Easterly”). On May 1, 2009, the Company started paying the management fee of US$2,581 to Easterly for its provision of general administrative services and office premises. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong. The agreement was terminated on 30th April, 2010, and we moved to Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong in late May which is also provided by Easterly for free. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

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

(REMOVED AND RESERVED).

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

Under the Agreement, DNAS provides a comprehensive service for special promotions, business and marketing events. Our team of professionals will handle any event from concept to realization and will address DNAF Limited’s needs and desires, with regard to the venue setting, seating, decorations, refreshments and menus. Furthermore, pursuant to the Agreement, we will facilitate the time schedules and event flow and will serve as a point of contact for the site staff and participants. As stated in the Agreement, DNAF Limited shall pay us for the services rendered. The fees for the services that we provide are dependent upon the size, type and duration of the event. The fees shall be paid on the first of the month following the month in which the event was organized by us. On May 27, 2008, the Company commenced its business and earned US$6,407 in revenue for providing event organizing services to DNAF Limited.

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

We have no real property and currently operate from office space provided by Easterly Financial Investment Limited. Since May 1, 2008, the Company was paying Easterly a management fee of US$645 (equivalent to HK$5,000) per month for its provision of general administrative services and office premises. Since May 1, 2009, the Company was paying Easterly a monthly management fee of approximately US$2,581 (equivalent to HK$20,000). The Company will continue to be stationed at Easterly which is controlled by the President for free starting on May 1, 2010. It is expected that the Company will not purchase any property in the coming 12 months.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended April 30, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  Our financial statements are stated in US Dollars and are prepared in accordance with accounting principles generally accepted  in the United States of America (“U.S. GAAP”).

Results of Operation for DNA Systems, Inc. for the Fiscal Year Ended April 30, 2010 Compared to the Fiscal Year Ended April 30, 2009.

Revenue

Revenue.  During the fiscal year ended April 30, 2010, the Company had no revenue as compared to revenues of $6,407 during the fiscal period ended April 30, 2009.

Expenses

Expenses.  During the fiscal year ended April 30, 2010, the Company had operating expenses of $88,494 as compared to expenses of $40,120 during the fiscal period ended April 30, 2009, an increase of $48,374. The increase in expenses experienced by the Company was primarily attributable to the business operations of the Company and the exploration of new business opportunities.

Net Loss

The Company had a net loss of $88,494 for the fiscal year ended April 30, 2010 as compared to a net loss of $33,713 for the fiscal period ended April 30, 2009, a change of $54,781. The increase in net loss experienced by the Company was primarily attributable to the daily business operations of the Company and the exploration of new potential business opportunities.

Liquidity and Capital Resources

As of April 30, 2010, our balance sheet reflects that we have total assets of $1,852, as compared to total assets of $818 as of April 30, 2009, an increase of $1,034. As of April 30, 2010, our balance sheet reflects that we have total current liabilities of $121,838, as compared to total current liabilities of $32,495 as of April 30, 2009, an increase of $89,343. As of April 30, 2010, the Company has an accumulated deficit of $128,584.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to generate enough revenue to cover the Company’s operating expenses.

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

FOR THE YEAR ENDED APRIL 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholders of DNA Systems, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of DNA Systems, Inc. (the “Company”) as of April 30, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the years ended April 30, 2010 and April 30, 2009 and from inception on October 25, 2007 through April 30, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2010 and 2009, the results of its operations and its cash flows for the years ended April 30, 2010 and April 30, 2009 and from inception on October 25, 2007 through April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 1 to the financial statements, the Company is a development stage company and had an accumulated deficit as of April 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

July 28, 2010

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2010 AND 2009

	As of April 30,
	2010	2009
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,852	818

Total assets	1,852	818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	4,378	5,754
Amount due to a stockholder (Note 7)	117,460	26,741

Total liabilities	121,838	32,495

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4) :
Authorized 65,000,000 shares;
issued and outstanding 8,500,000 shares	8,500	8,500
Accumulated deficit during the development stage	(128,584)	(40,090)
Accumulated other comprehensive income (loss)	98	(87)

Total stockholders’ deficit	(119,986)	(31,677)

Total liabilities and stockholders’ deficit	1,852	818

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED APRIL 30, 2010 AND APRIL 30, 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2010

	Year ended	Year ended	Cumulative
	April 30,	April 30,	total since
	2010	2009	inception
	US$	US$	US$

Revenue	-	6,407	6,407

Expenses
Formation expenses	-	-	513
General and administrative expenses	88,494	40,120	134,478

Loss before income taxes	(88,494)	(33,713)	(128,584)
Income taxes (Note 2)	-	-	-

Net loss	(88,494)	(33,713)	(128,584)

Other comprehensive income (loss)
Foreign currency translation adjustment	185	(92)	98

Total comprehensive loss	(88,309)	(33,805)	(128,486)

Net loss per share
Basic and diluted (Note 3)	(0.01)	(0.00)	(0.02)

Weighted average number of outstanding shares
Basic and diluted	8,500,000	8,500,000	8,102,285

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2010

			Accumulated
			deficit	Accumulated
	Common stock		during the	other
	Number		development	comprehensive
	of shares	Amount	stage	income (loss)	Total
		US$	US$	US$	US$

Issue of common stock	8,500,000	8,500	-	-	8,500
Net loss	-	-	(6,377)	-	(6,377)
Foreign currency translation adjustment	-	-	-	5	5

Balance, April 30, 2008	8,500,000	8,500	(6,377)	5	2,128
Net loss	-	-	(33,713)	-	(33,713)
Foreign currency translation adjustment	-	-	-	(92)	(92)

Balance, April 30, 2009	8,500,000	8,500	(40,090)	(87)	(31,677)
Net loss	-	-	(88,494)	-	(88,494)
Foreign currency translation adjustment	-	-	-	185	185

Balance, April 30, 2010	8,500,000	8,500	(128,584)	98	(119,986)

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2010 AND APRIL 30, 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2010

	Year ended	Year ended	Cumulative
	April 30,	April 30,	total since
	2010	2009	inception
	US$	US$	US$
Cash flows from operating activities :
Net loss	(88,494)	(33,713)	(128,584)
Change in liabilities :
Accrued audit fee	(1,376)	1,519	4,378

Net cash used in operating activities	(89,870)	(32,194)	(124,206)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	8,500
Advances from a stockholder	90,719	25,843	117,460

Net cash provided by financing activities	90,719	25,843	125,960

Effect of foreign exchange rate changes
on cash and cash equivalents	185	(92)	98

Net change in cash and cash equivalents	1,034	(6,443)	1,852

Cash and cash equivalents, beginning of
year/period	818	7,261	-

Cash and cash equivalents, end of year/period	1,852	818	1,852

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2010

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of April 30, 2010, the Company had cash and cash equivalents of US$1,852, working capital deficit and stockholders’ deficit of US$119,986 and accumulated deficit during the development stage of US$128,584 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of April 30, 2010, cash and cash equivalents consisted of bank balances of US$1,368 and cash on hand of US$484.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk. During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with ASC 740 “Income Taxes” (previously SFAS No. 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

Conversion of amounts from HKD into US$ had been made at the exchange rate of US$1 for HKD7.7660 as of April 30, 2010.  There was no significant change in the exchange rate between HKD and US$ after the balance sheet date.

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

Recently Issued Accounting Pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an

Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of May 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of May 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on our financial position or results of operations.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Year ended	Year ended	Cumulative
	April 30,	April 30,	total since
	2010	2009	inception
	US$	US$	US$

Loss before income taxes	(88,494)	(33,713)	(128,584)

Expected benefit at statutory rate of 15%	(13,274)	(5,057)	(19,288)
Valuation allowance	13,274	5,057	19,288

Income taxes	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of April 30, 2010.

Recognized deferred income tax asset is as follows :-

	As of April 30,
	2010	2009
	US$	US$

Operating losses available for future periods	19,288	6,014
Valuation allowance	(19,288)	(6,014)

	-	-

As of April 30, 2010, the Company had incurred operating losses of US$128,584 which, if unutilized, will expire through to 2030. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of April 30, 2010.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$117,460 to the Company to finance its working capital as of April 30, 2010.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$30,946 and US$38,664 to a related company for the provision of general administrative services and office premises during the year ended April 30, 2010 and from inception on October 25, 2007 through April 30, 2010 respectively.  The related company is controlled by the Company’s director.

8.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that there was no subsequent events or transactions that required recognition or disclosure in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended April 30, 2010, there were no disagreements with our accountants on accounting and financial disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the

Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the principal executive officer and principal financial officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the principal executive officer and principal financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of April 30, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of April 30, 2010, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of April 30, 2010, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Wilson Kin Cheung	35	President, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Vivian Wing Yee Poon	27	Chief Executive Officer

Biographical Information

Mr. Wilson Kin Cheung. Wilson Kin Cheung has been the President, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director of　DNAS since October 2007 to the present. His responsibilities include general and financial management. Mr. Cheung has more than ten years of experience in the investment banking and corporate finance areas in Hong Kong markets. From July 2005 to the present, Mr. Cheung has been the managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. From April 2002 to July 2005, Mr. Cheung was a director of Apex Wealth Enterprises Limited, a BVI company (now known as China Security and Surveillance Technology, Inc.) whose business is to manufacture, distribute, install and service security and surveillance products and systems and to develop security and surveillance related software in China. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005.

Mr. Cheung is currently an officer and director of three other companies which are reporting companies under the Securities Exchange Act of 1934: i) in August 2005 he has been the president and director of Beijing Century Health Medical, Inc. (fka Super Luck, Inc.), a Delaware corporation which is in engaged in holding the intellectual property rights, production rights, and sale rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome (“AIDS”) Capsules ; ii) since December 2005, he has been the president and director of Market Data Consultants, Inc., a Delaware corporation which is in business of reselling a market data management software products; and iii) since August, 2006, he has been the president and director of China Multimedia, Inc., a Nevada corporation established to provide web design solutions and introduce potential business opportunities to business partners.

Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA in the Chinese University of Hong Kong in 2006. Currently, Mr. Cheung devotes approximately 20% of his time to DNAS. He also devotes approximately 20% of his time to each of Beijing Century Health Medical, Inc., Market Data Consultants, Inc., China Multimedia, Inc., and Easterly Financial Investment Limited, respectively. None of these companies are in the same business as DNAS and, as a result, there would be no direct conflicts among DNAS and these entities.

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

Directorships

In addition to serving as a director of the DNAS, Mr. Wilson Kin Cheung serves as a director of Beijing Century Health Medical, Inc. (fka Super Luck, Inc.), Market Data, Inc., and China Multimedia, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Wilson Kin Cheung, President, Treasurer	2010 2009	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Vivian Wing Yin Poon, Chief Executive Officer	2010 2009	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended April 30, 2010.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended April 30, 2010.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Wilson Kin Cheung,	--	--	--	--	--	--	--

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2010, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Wilson Kin Cheung (1) Rm 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	8,000,000	94.12%
Common	Vivian Poon(1) Rm 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	0	0.0%
Common	Josephine Wai Wai Cheung (2) Rm 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	500,000	5.88%
Common	All Officers and Directors as a Group (2 in number)	8,000,000	94.12%

(1)

The person listed is an officer, a director, or both, of the Company.

(2)

Ms. Josephine Wai Wai Cheung is the sister of Mr. Wilson Kin Cheung.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

From inception, October 25, 2007 to April 30, 2010, our majority stockholder has loaned DNAS a total of $117,460. The loan is unsecured, does not bear interest and is repayable upon demand.

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

DNAS does not maintain an office, but it does maintain a mailing address at the office of its President, Mr. Wilson Cheung, for which it paid a management fee to a related company, which is controlled by Mr. Cheung, for the provision of general administrative services and office premises; the Company ceased paying the management fee as of April 30, 2010.  Currently Mr. Cheung provides general administrative serves and office premises as no charge to the Company.  It is likely that DNAS will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by DNAS’s current stockholder to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholder, or requiring the future employment of specified officers and payment of salaries to them. A sale of securities by our current stockholders to an acquisition candidate might be at a price higher than that originally paid by our current stockholders. Any payment to our current stockholder in the context of an acquisition involving DNAS would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

Based upon the foregoing criteria, our Board of Directors has determined that Wilson Cheung is not an independent director under these rules as he is also employed by the Company as an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by PKF Certified Public Accountants, Hong Kong, China, a member firm of the PKF International Limited network of legally independent firms (“PKF Hong Kong”) for audit and review of the Company's financial statements were $8,387 for the fiscal year ended April 30, 2010, and $13,018 for the year ended April 30, 2009.

Audit Related Fees

(2)

PKF Hong Kong did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year/period ended April 30, 2010 and 2009.

Tax Fees

(3)

No fees were billed by PKF Hong Kong for tax compliance, advice and planning for the fiscal year/period ended April 30, 2010 and 2009.

All Other Fees

 (4)

PKF Hong Kong did not bill the Company for any products and services other than the foregoing during the fiscal year/period ended April 30, 2010 and 2009.

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

Date: July 29, 2010

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

By: /s/ Wilson Cheung, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: July 29, 2010