Form 10-Q
period 2010-07-31
DNA Systems, Inc.
filed 2010-09-15
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

[ ] Yes   [ X ] No

As of September 14, 2010, there were 8,500,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of DNA Systems, Inc. (“we”, “us”, “our”, “DNAS” or the “Company”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of DNA Systems, Inc., for the fiscal year ended April 30, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 29, 2010.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 10

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2010 AND APRIL 30, 2010

	As of	As of
	July 31,	April 30,
	2010	2010
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	4,762	1,852

Total assets	4,762	1,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Other payables	12,019	-
Accrued audit fee	4,377	4,378
Amount due to a stockholder (Note 7)	110,543	117,460

Total liabilities	126,939	121,838

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4)
Authorized 65,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(130,792)	(128,584)
Accumulated other comprehensive income	115	98

Total stockholders’ deficit	(122,177)	(119,986)

Total liabilities and stockholders’ deficit	4,762	1,852

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2010

	Three months		Cumulative
	ended July 31,		total since
	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	6,407

Expenses
Formation expenses	-	-	513
General and administrative expenses	2,208	45,929	136,686

Loss before income taxes	(2,208)	(45,929)	(130,792)
Income taxes (Note 2)	-	-	-

Net loss	(2,208)	(45,929)	(130,792)
Other comprehensive income (loss)
Foreign currency translation adjustment	17	1,232	115

Total comprehensive loss	(2,191)	(44,697)	(130,677)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.01)	(0.02)

Weighted average number of shares :
Basic and diluted	8,500,000	8,500,000	8,138,477

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2010

	Three months		Cumulative
	ended July 31,		total since
	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Cash flows from operating activities
Net loss	(2,208)	(45,929)	(130,792)
Change in liability
Other payables	12,019	-	12,019
Accrued audit fee	(1)	(1,238)	4,377

Net cash (used in) from operating activities	9,810	(47,167)	(114,396)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	8,500
(Repayment to) Advances from a stockholder	(6,917)	45,857	110,543

Net cash (used in) provided by financing activities	(6,917)	45,857	119,043

Effect of foreign exchange rate changes in cash and
cash equivalents	17	1,232	115

Net change in cash and cash equivalents	2,910	(78)	4,762

Cash and cash equivalents, beginning of period	1,852	818	-

Cash and cash equivalents, end of period	4,762	740	4,762

Supplemental cash flow information:

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2010

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of July 31, 2010, the Company had cash and cash equivalents of US$4,762, working capital deficit and stockholders’ deficit of US$122,177 and accumulated deficit during the development stage of US$130,792 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of preparation

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s financial report for the year ended April 30, 2010.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At July 31, 2010, cash equivalents consisted of bank balance of US$4,278 and cash on hand of US$484.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk. During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with ASC 740 ‘’Income taxes’’ (previously SFAS No. 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated into US$ at the exchange rate in effect at the period end. Income and expenses are translated at average exchange rate prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ deficit as “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency translation are included in other comprehensive income / (loss).

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 for HKD7.7674 as of July 31, 2010.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

The Company’s financial instruments include cash and cash equivalents, other payables, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since they are short-term in nature or they are receivable or payable on demand.

Recently issued accounting pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The adoption of this ASU update is not expected to have a material effect on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 is not expected to have a material effect on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 is not expected to have a material effect on the Company’s financial statements.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Three months		Cumulative
	ended July 31,		total since
	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(2,208)	(45,929)	(130,792)

Expected benefit at statutory rate of 15%	(331)	(6,889)	(19,619)
Valuation allowance	331	6,889	19,619

Income taxes	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of July 31, 2010.

Recognized deferred income tax assets is as follows :-

	As of	As of
	July 31,	April 30,
	2010	2010
	(Unaudited)
	US$	US$

Operating losses available for future periods	19,619	19,288
Valuation allowance	(19,619)	(19,288)

	-	-

As of July 31, 2010, the Company had incurred operating losses of US$130,792 which, if unutilized, will expire through to 2030.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of July 31, 2010.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$110,543 to the Company to finance its working capital as of July 31, 2010.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$Nil and US$38,664 to a related company for the provision of general administrative services and office premises during the three months ended July 31, 2010 and from inception on October 25, 2007 through July 31, 2010 respectively.  The related company is controlled by the Company’s director.

8.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued and has determined that there was no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to provide event organizing services to business partners.  We hope to build up our corporate reputation and align ourselves with additional business partners to provide our event organizing services to them. The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities.  The main stockholder plans to temporarily advance capital to maintain normal operations. The main stockholder has agreed to provide temporary financing to the Company, but is not contractually obligated to do so.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  If the main stockholder ceases to advance capital and we fail to raise additional funding to fund our operating expenses, we may have to delay, scale back or discontinue some or all of our operations.

We have no real property and currently operate from office space provided by Easterly Financial Investment Limited (“Easterly”). On May 1, 2009, the Company started paying the management fee of US$2,581 to Easterly for its provision of general administrative services and office premises. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong. The agreement was terminated on April 30, 2010, and we moved to Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong in late May which is provided by Easterly for free. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended July 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operation for DNA Systems, Inc. for the Three Months Ended July 31, 2010 Compared to the Three Months Ended July 31, 2009.

Revenue

Revenue.  During the three month period ended July 31, 2010, the Company had no revenue as compared to no revenue during the three month period ended July 31, 2009.

Expenses

Expenses.  During the three month period ended July 31, 2010, the Company had general and administrative expenses of $2,208 as compared to expenses of $45,929 during the three month period ended July 31, 2009, a decrease of $43,721. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $2,208 for the three month period ended July 31, 2010 as compared to net loss of $45,929 for the three month period ended July 31, 2009, a change of $43,721.  The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Liquidity and Capital Resources

As of July 31, 2010, our unaudited balance sheet reflects that we have total assets of $4,762, as compared to total assets of $1,852 as of April 30, 2010, an increase of $2,910. As of July 31, 2010, our unaudited balance sheet reflects that we have total liabilities of $126,939, as compared to total liabilities of $121,838 as of April 30, 2010, an increase of $5,101.  As of July 31, 2010, the Company has an accumulated deficit of $130,792.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its shareholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to generate enough revenue to cover the Company’s operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

DNA SYSTEMS, INC.

By: /s/ Wilson Cheung, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: September 14, 2010