Form 10-K/A
period 2010-04-30
DNA Systems, Inc.
filed 2010-10-07
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE:

DNA Systems, Inc. (the “Company”) is filing this Amendment on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended April 30, 2010, which was filed on July 29, 2010 (the "Original Filing") to amend (i) the information contained in Part II Item 9A(T) Controls And Procedures, (ii) the biographical information regarding Wilson Kin Cheung contained in Part III Item 10 Directors, Executive Officers, And Corporate Governance, and (iii) the signature page of the Original Filing.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing, and this Amendment on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in the Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent all error. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the principal executive officer and principal financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of April 30, 2010, the Company’s internal control over financial reporting was effective.

This amended annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KA.

There was no change in the Company’s internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Biographical Information

Mr. Wilson Kin Cheung. Wilson Kin Cheung has been the President, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director of　DNAS since October 2007 to the present. His responsibilities include general and financial management of the Company.  As specifically set forth below, Mr. Cheung has more than ten years of experience in the investment banking and corporate finance areas in Hong Kong markets, and has significant experience working with publicly reporting companies with the Securities and Exchange Commission.  Because of Mr. Cheung’s extensive experience in investment banking and corporate finance, and experience working with publicly reporting companies with the Securities and Exchange Commission, along with his educational experience, it was determined that it was appropriate for Mr. Cheung to serve as a director of the Company.

From July 2005 to the present, Mr. Cheung has been the managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. From April 2002 to July 2005, Mr. Cheung was a director of Apex Wealth Enterprises Limited, a BVI company (now known as China Security and Surveillance Technology, Inc.) whose business is to manufacture, distribute, install and service security and surveillance products and systems and to develop security and surveillance related software in China. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005.  Additionally, Mr. Cheung is currently an officer and director of two other companies which are reporting companies under the Securities Exchange Act of 1934: i) Beijing Century Health Medical, Inc. (fka Super Luck, Inc.), a Delaware corporation which is in engaged in holding the intellectual property rights, production rights, and sale rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome (“AIDS”) Capsules; and ii) China Multimedia, Inc., a Nevada corporation established to provide web design solutions and introduce potential business opportunities to business partners. Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA in the Chinese University of Hong Kong in 2006. Currently, Mr. Cheung devotes approximately 20% of his time to DNAS.

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

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA SYSTEMS, INC.

By: /s/ Wilson Cheung, President

Date: October 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Wilson Cheung, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: October 7, 2010