Form 10-Q
period 2010-10-31
DNA Systems, Inc.
filed 2010-12-15
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of December 15, 2010, there were 8,700,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of DNA Systems, Inc. (“we”, “us”, “our”, “DNAS” or the “Company”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of DNA Systems, Inc., for the fiscal year ended April 30, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 29, 2010, and all amendments thereto.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 10

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2010 AND APRIL 30, 2010

	As of	As of
	October 31,	April 30,
	2010	2010
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,184	1,852

Total assets	1,184	1,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	2,322	4,378
Amount due to a stockholder (Note 7)	25,428	117,460

Total liabilities	27,750	121,838

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4)
Authorized 65,000,000 shares; 8,700,000 and 8,500,000
shares issued and outstanding	8,700	8,500
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(135,292)	(128,584)
Accumulated other comprehensive income	226	98

Total stockholders’ deficit	(26,566)	(119,986)

Total liabilities and stockholders’ deficit	1,184	1,852

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2010

	Three months		Six months		Cumulative
	ended October 31,		ended October 31,		total since
	2010	2009	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	6,407

Expenses
Formation expenses	-	-	-	-	513
General and administrative expenses	4,500	22,982	6,708	68,911	141,186

Loss before income taxes	(4,500)	(22,982)	(6,708)	(68,911)	(135,292)
Income taxes (Note 2)	-	-	-	-	-

Net loss	(4,500)	(22,982)	(6,708)	(68,911)	(135,292)
Other comprehensive (loss) income
Foreign currency translation adjustment	111	(1)	128	1,231	226

Total comprehensive loss	(4,389)	(22,983)	(6,580)	(67,680)	(135,066)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)	(0.01)	(0.02)

Weighted average number of shares :
Basic and diluted	8,582,609	8,500,000	8,541,304	8,500,000	8,175,521

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2010

	Three months		Six months		Cumulative
	ended October 31,		ended October 31,		total since
	2010	2009	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Cash flows from operating activities
Net loss	(4,500)	(22,982)	(6,708)	(68,911)	(135,292)
Change in liability
Other payables	(12,019)	-	-	-	-
Accrued audit fee	(2,055)	(364)	(2,056)	(1,602)	2,322

Net cash used in operating activities	(18,574)	(23,346)	(8,764)	(70,513)	(132,970)

Cash flows from financing activities
Proceeds from issuance of
common stock	100,000	-	100,000	-	108,500
(Repayment to) advances from a stockholder	(85,115)	23,288	(92,032)	69,145	25,428

Net cash provided by financing activities	14,885	23,288	7,968	69,145	133,928

Effect of foreign exchange rate changes in
cash and cash equivalents	111	(1)	128	1,231	226

Net change in cash and cash equivalents	(3,578)	(59)	(668)	(137)	1,184

Cash and cash equivalents, beginning
of period	4,762	740	1,852	818	-

Cash and cash equivalents, end of period	1,184	681	1,184	681	1,184

Supplemental cash flow information :

Cash paid for :
Income taxes	-	-	-	-	-
Interest	-	-	-	-	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2010

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of October 31, 2010, the Company had cash and cash equivalents of US$1,184, working capital deficit and stockholders’ deficit of US$26,566 and accumulated deficit during the development stage of US$135,292 respectively. Also, the Company is a development stage company and has not produced significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At October 31, 2010, cash equivalents consisted of bank balance of US$699 and cash on hand of US$485.

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 for HKD7.7524 as of October 31, 2010.

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Six months		Cumulative
	ended October 31,		total since
	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(6,708)	(68,911)	(135,292)

Expected benefit at statutory rate of 15%	(1,006)	(10,336)	(20,294)
Valuation allowance	1,006	10,336	20,294

Income taxes	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of October 31, 2010.

Recognized deferred income tax assets is as follows :-

	As of	As of
	October 31,	April 30,
	2010	2010
	(Unaudited)
	US$	US$

Operating losses available for future periods	20,294	19,288
Valuation allowance	(20,294)	(19,288)

	-	-

As of October 31, 2010, the Company had incurred operating losses of US$135,292 which, if unutilized, will expire through to 2030.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

On September 24, 2010, 200,000 shares of common stock of US$0.001 par value totaling US$200 were issued to 25 investors and considered that no provision for uncertainty for cash of US$100,000.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of October 31, 2010.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$25,428 to the Company to finance its working capital as of October 31, 2010.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$Nil and US$38,664 to a related company for the provision of general administrative services and office premises during the six months ended October 31, 2010 and from inception on October 25, 2007 through October 31, 2010 respectively.  The related company is controlled by the Company’s director.

8.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

Overview

DNA Systems, Inc. was incorporated in the State of Nevada on October 25, 2007.  Our business operations are oriented towards providing event organizing services to business partners. Our overall objective is to create an event organizing business by building a corporate image as a reliable, trustworthy partner that provides high quality event planning and organizing service to our clients.  Since inception, the Company has generated very limited revenue through its business operations.

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to seek for any potential business partners to provide event organizing services to them.  We hope to build up our corporate reputation and align ourselves with additional business partners to provide our event organizing services to them. The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities.  The main stockholder plans to temporarily advance capital to maintain normal operations. The main stockholder has agreed to provide temporary financing to the Company, but is not contractually obligated to do so.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  If the main stockholder ceases to advance capital and we fail to raise additional funding to fund our operating expenses, we may have to delay, scale back or discontinue some or all of our operations.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended October 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operation for DNA Systems, Inc. for the Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009.

Revenue

Revenue.  During the three month period ended October 31, 2010, the Company had no revenue as compared to no revenue during the three month period ended October 31, 2009. No revenue was generated by the Company during the three month period ended October 31, 2010 due to the fact that the Company was unable to locate any prospective business partners.

Expenses

Expenses.  During the three month period ended October 31, 2010, the Company had general and administrative expenses of $4,500 as compared to expenses of $22,982 during the three month period ended October 31, 2009, a decrease of $18,482. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $4,500 for the three month period ended October 31, 2010 as compared to net loss of $22,982 for the three month period ended October 31, 2009, a change of $18,482.  The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Results of Operation for DNA Systems, Inc. for the Six Months Ended October 31, 2010 Compared to the Six Months Ended October 31, 2009.

Revenue

Revenue.  During the six month period ended October 31, 2010, the Company had no revenue as compared to no revenue during the six month period ended October 31, 2009. No revenue was generated by the Company during the six month period ended October 31, 2010 due to the fact that the Company was unable to locate any prospective business partners..

Expenses

Expenses.  During the six month period ended October 31, 2010, the Company had general and administrative expenses of $6,708 as compared to expenses of $68,911 during the six month period ended October 31, 2009, a decrease of $62,203. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $6,708 for the six month period ended October 31, 2010 as compared to net loss of $68,911 for the six month period ended October 31, 2009, a change of $62,203.  The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Liquidity and Capital Resources

As of October 31, 2010, our unaudited balance sheet reflects that we have total assets of $1,184, as compared to total assets of $1,852 as of April 30, 2010, a decrease of $668. As of October 31, 2010, our unaudited balance sheet reflects that we have total liabilities of $27,750, as compared to total liabilities of $121,838 as of April 30, 2010, a decrease of $94,088.  As of October 31, 2010, the Company has an accumulated deficit of $135,292.

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

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: December 15, 2010