Form 10-Q
period 2011-01-31
DNA Systems, Inc.
filed 2011-03-15
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 15, 2011, there were 8,700,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

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

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 10

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2011 AND APRIL 30, 2010

	As of	As of
	January 31,	April 30,
	2011	2010
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,121	1,852

Total assets	1,121	1,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	2,310	4,378
Amount due to a stockholder (Note 7)	29,502	117,460

Total liabilities	31,812	121,838

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4)
Authorized 65,000,000 shares; 8,700,000 and 8,500,000
shares issued and outstanding	8,700	8,500
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(139,562)	(128,584)
Accumulated other comprehensive income	371	98

Total stockholders’ deficit	(30,691)	(119,986)

Total liabilities and stockholders’ deficit	1,121	1,852

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2011

	Three months		Nine months		Cumulative
	ended January 31,		ended January 31,		total since
	2011	2010	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	6,407

Expenses
Formation expenses	-	-	-	-	513
General and administrative expenses	4,270	9,460	10,978	78,371	145,456

Loss before income taxes	(4,270)	(9,460)	(10,978)	(78,371)	(139,562)
Income taxes (Note 2)	-	-	-	-	-

Net loss	(4,270)	(9,460)	(10,978)	(78,371)	(139,562)
Other comprehensive income
Foreign currency translation adjustment	145	211	273	1,442	371

Total comprehensive loss	(4,125)	(9,249)	(10,705)	(76,929)	(139,191)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)	(0.01)	(0.02)

Weighted average number of shares :
Basic and diluted	8,700,000	8,500,000	8,594,203	8,500,000	8,215,900

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2011

	Three months		Nine months		Cumulative
	ended January 31,		ended January 31,		total since
	2011	2010	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Cash flows from operating activities
Net loss	(4,270)	(9,460)	(10,978)	(78,371)	(139,562)
Change in liability
Accrued audit fee	(12)	(1,705)	(2,068)	(3,307)	2,310

Net cash used in operating activities	(4,282)	(11,165)	(13,046)	(81,678)	(137,252)

Cash flows from financing activities
Proceeds from issuance of
common stock	-	-	100,000	-	108,500
(Repayment to) advances from a stockholder	4,074	12,183	(87,958)	81,328	29,502

Net cash provided by financing activities	4,074	12,183	12,042	81,328	138,002

Effect of foreign exchange rate changes in
cash and cash equivalents	145	211	273	1,442	371

Net change in cash and cash equivalents	(63)	1,229	(731)	1,092	1,121

Cash and cash equivalents, beginning
of period	1,184	681	1,852	818	-

Cash and cash equivalents, end of period	1,121	1,910	1,121	1,910	1,121

Supplemental cash flow information :

Cash paid for :
Income taxes	-	-	-	-	-
Interest	-	-	-	-	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JANUARY 31, 2011

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of January 31, 2011, the Company had cash and cash equivalents of US$1,121, working capital deficit and stockholders’ deficit of US$30,691 and accumulated deficit during the development stage of US$139,562 respectively. Also, the Company is a development stage company and has not produced significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At January 31, 2011, cash equivalents consisted of bank balance of US$638 and cash on hand of US$483.

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 for HKD7.7914 as of January 31, 2011.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The adoption of disclosure requirements for Level 3 measurements of ASU 2010-06 is not expected to have a material effect on the Company’s financial statements.

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Nine months		Cumulative
	ended January 31,		total since
	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(10,978)	(78,731)	(139,562)

Expected benefit at statutory rate of 15%	(1,647)	(11,810)	(20,934)
Valuation allowance	1,647	11,810	20,934

Income taxes	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of January 31, 2011.

Recognized deferred income tax assets is as follows :-

	As of	As of
	January 31,	April 30,
	2011	2010
	(Unaudited)
	US$	US$

Operating losses available for future periods	20,934	19,288
Valuation allowance	(20,934)	(19,288)

	-	-

As of January 31, 2011, the Company had incurred operating losses of US$139,562 which, if unutilized, will expire through to 2031.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

On September 24, 2010, 200,000 shares of common stock of US$0.001 par value totaling US$200 were issued to 25 investors for cash of US$100,000.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of January 31, 2011.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$29,502 to the Company to finance its working capital as of January 31, 2011.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$Nil and US$38,664 to a related company for the provision of general administrative services and office premises during the nine months ended January 31, 2011 and from inception on October 25, 2007 through January 31, 2011 respectively.  The related company is controlled by the Company’s director.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended January 31, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operation for DNA Systems, Inc. for the Three Months Ended January 31, 2011 Compared to the Three Months Ended January 31, 2010.

Revenue

Revenue.  During the three month period ended January 31, 2011, the Company had no revenue as compared to no revenue during the three month period ended January 31, 2010. No revenue was generated by the Company during the three month period ended January 31, 2011 due to the fact that the Company was unable to locate any prospective business partners.

Expenses

Expenses.  During the three month period ended January 31, 2011, the Company had general and administrative expenses of $4,270 as compared to expenses of $9,460 during the three month period ended January 31, 2010, a decrease of $5,190. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $4,270 for the three month period ended January 31, 2011 as compared to net loss of $9,460 for the three month period ended January 31, 2010, a change of $5,190.  The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Results of Operation for DNA Systems, Inc. for the Nine Months Ended January 31, 2011 Compared to the Nine Months Ended January 31, 2010.

Revenue

Revenue.  During the nine month period ended January 31, 2011, the Company had no revenue as compared to no revenue during the nine month period ended January 31, 2010. No revenue was generated by the Company during the nine month period ended January 31, 2011 due to the fact that the Company was unable to locate any prospective business partners.

Expenses

Expenses.  During the nine month period ended January 31, 2011, the Company had general and administrative expenses of $10,978 as compared to expenses of $78,371 during the nine month period ended January 31, 2010, a decrease of $67,393. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $10,978 for the nine month period ended January 31, 2011 as compared to net loss of $78,371 for the nine month period ended January 31, 2010, a change of $67,393.  The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Liquidity and Capital Resources

As of January 31, 2011, our unaudited balance sheet reflects that we have total assets of $1,121, as compared to total assets of $1,852 as of April 30, 2010, a decrease of $731. As of January 31, 2011, our unaudited balance sheet reflects that we have total liabilities of $31,812, as compared to total liabilities of $121,838 as of April 30, 2010, a decrease of $90,026.  As of January 31, 2011, the Company has an accumulated deficit of $139,562.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA SYSTEMS, INC.

By: /s/ Wilson Cheung, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: March 15, 2011