Form 10-K
period 2011-04-30
DNA Systems, Inc.
filed 2011-07-28
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011

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

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [ X ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of July 28, 2011, the Company had 8,700,000 shares issued and outstanding.

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

Under the Agreement, DNAS provides a comprehensive service for special promotions, business and marketing events. Our team will handle any event from concept to realization and will address DNAF Limited’s needs and desires, with regard to the venue setting, seating, decorations, refreshments and menus. Furthermore, pursuant to the Agreement, we will facilitate the time schedules and event flow and will serve as a point of contact for the site staff and participants. As stated in the Agreement, DNAF Limited shall pay us for the services rendered. The fees for the services that we provide are dependent upon the size, type and duration of the event. The fees shall be paid on the first of the month following the month in which the event was organized by us.

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

Competition

The public relations services industry in Hong Kong is highly competitive. There are a number of companies, which offer administrative, secretarial service and logistical support to host different events for organizations in Hong Kong. Our competitors have greater resources, technical know-how and managerial capabilities than the Company and will be in a better position than the Company to get in touch with large customers. The Company will rely on the existence of the contacts of our director, Mr. Wilson Cheung, to locate potential customers.  Generally, the types of services that we offer are categorized into two main groups, both of which are discussed below: i) Professional Conference Organizer (“PCO”); ii) and Conference Handling Agent (“CHA”). We will face competition from companies which offer both the following types of services:

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

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

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

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No public trading market exists for the Company’s securities.  As of the date of this Form 10-K, the Company’s securities are currently held of record by a total of 27 persons. No dividends have been declared or paid on the Company’s securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

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

Under the Agreement, DNAS provides a comprehensive service for special promotions, business and marketing events. Our team will handle any event from concept to realization and will address DNAF Limited’s needs and desires, with regard to the venue setting, seating, decorations, refreshments and menus. Furthermore, pursuant to the Agreement, we will facilitate the time schedules and event flow and will serve as a point of contact for the site staff and participants. As stated in the Agreement, DNAF Limited shall pay us for the services rendered. The fees for the services that we provide are dependent upon the size, type and duration of the event. The fees shall be paid on the first of the month following the month in which the event was organized by us. On May 27, 2008, the Company commenced its business and earned US$6,407 in revenue for providing event organizing services to DNAF Limited.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended April 30, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  Our financial statements are stated in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Results of Operation for DNA Systems, Inc. for the Fiscal Year Ended April 30, 2011 Compared to the Fiscal Year Ended April 30, 2010.

Revenue

Revenue.  During the fiscal year ended April 30, 2011, the Company had no revenue as compared to no revenue during the fiscal period ended April 30, 2010. No revenue was generated by the Company during the fiscal year ended April 30, 2011 due to the fact that the Company was unable to locate any prospective business partners.

Expenses

Expenses.  During the fiscal year ended April 30, 2011, the Company had operating expenses of $14,634 as compared to expenses of $88,494 during the fiscal period ended April 30, 2010, a decrease of $73,860. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

The Company had a net loss of $14,634 for the fiscal year ended April 30, 2011 as compared to net loss of $88,494 for the fiscal period ended April 30, 2010, a change of $73,860. The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Liquidity and Capital Resources

As of April 30, 2011, our balance sheet reflects that we have total assets of $1,066, as compared to total assets of $1,852 as of April 30, 2010, a decrease of $786. As of April 30, 2011, our balance sheet reflects that we have total current liabilities of $36,082, as compared to total current liabilities of $121,838 as of April 30, 2010, a decrease of $85,756. As of April 30, 2011, the Company has an accumulated deficit of $143,218.

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

FOR THE YEAR ENDED APRIL 30, 2011

INDEX

Page

Report of independent registered public accounting firm

9

Balance sheets

10

Statements of operations and comprehensive loss

11

Statements of stockholders’ deficit

12

Statements of cash flows

13

Notes to the financial statements

14 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholders of DNA Systems, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of DNA Systems, Inc. (the “Company”) as of April 30, 2011 and 2010, and the related statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the years ended April 30, 2011 and April 30, 2010 and from inception on October 25, 2007 through April 30, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2011 and 2010, the results of its operations and its cash flows for the years ended April 30, 2011 and April 30, 2010 and from inception on October 25, 2007 through April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 1 to the financial statements, the Company is a development stage company and had an accumulated deficit as of April 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

July 28, 2011

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2011 AND 2010

	As of April 30,
	2011	2010
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,066	1,852

Total assets	1,066	1,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	5,857	4,378
Amount due to a stockholder (Note 7)	30,225	117,460

Total liabilities	36,082	121,838

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4) :
Authorized 65,000,000 shares;
issued and outstanding 8,500,000 shares	8,700	8,500
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(143,218)	(128,584)
Accumulated other comprehensive income (loss)	(298)	98

Total stockholders’ deficit	(35,016)	(119,986)

Total liabilities and stockholders’ deficit	1,066	1,852

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED APRIL 30, 2011 AND APRIL 30, 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2011

	Year ended	Year ended	Cumulative
	April 30,	April 30,	total since
	2011	2010	inception
	US$	US$	US$

Revenue	-	-	6,407

Expenses
Formation expenses	-	-	513
General and administrative expenses	14,634	88,494	149,112

Loss before income taxes	(14,634)	(88,494)	(143,218)
Income taxes (Note 2)	-	-	-

Net loss	(14,634)	(88,494)	(143,218)

Other comprehensive income (loss)
Foreign currency translation adjustment	(396)	185	(298)

Total comprehensive loss	(15,030)	(88,309)	(143,516)

Net loss per share
Basic and diluted (Note 3)	(0.00)	(0.01)	(0.02)

Weighted average number of outstanding shares
Basic and diluted	8,620,000	8,500,000	8,249,455

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2011

				Accumulated
				deficit	Accumulated
	Common Stock		Additional	during the	other
	Number		paid in	development	comprehensive
	of shares	Amount	capital	stage	income (loss)	Total
		US$	US$	US$	US$	US$

Issue of common stock	8,500,000	8,500	-	-	-	8,500
Net loss	-	-	-	(6,377)	-	(6,377)
Foreign currency translation adjustment	-	-	-	-	5	5

Balance, April 30, 2008	8,500,000	8,500	-	(6,377)	5	2,128
Net loss	-	-	-	(33,713)	-	(33,713)
Foreign currency translation adjustment	-	-	-	-	(92)	(92)

Balance, April 30, 2009	8,500,000	8,500	-	(40,090)	(87)	(31,677)
Net loss	-	-	-	(88,494)	-	(88,494)
Foreign currency translation adjustment	-	-	-	-	185	185

Balance, April 30, 2010	8,500,000	8,500	-	(128,584)	98	(119,986)
Issuance of common share	200,000	200	99,800	-	-	100,000
Net loss	-	-	-	(14,634)	-	(14,634)
Foreign currency translation adjustment	-	-	-	-	(396)	(396)

Balance, April 30, 2011	8,700,000	8,700	99,800	(143,218)	(298)	(35,016)

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2011 AND APRIL 30, 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH APRIL 30, 2011

	Year ended	Year ended	Cumulative
	April 30,	April 30,	total since
	2011	2010	inception
	US$	US$	US$
Cash flows from operating activities :
Net loss	(14,634)	(88,494)	(143,218)
Change in liabilities :
Accrued audit fee	1,479	(1,376)	5,857

Net cash used in operating activities	(13,155)	(89,870)	(137,361)

Cash flows from financing activities :
Proceeds from issuance of common stock	100,000	-	108,500
Advances from a stockholder	(87,235)	90,719	30,225

Net cash provided by financing activities	12,765	90,719	138,725

Effect of foreign exchange rate changes
on cash and cash equivalents	(396)	185	(298)

Net change in cash and cash equivalents	(786)	1,034	1,066

Cash and cash equivalents, beginning of
year/period	1,852	818	-

Cash and cash equivalents, end of year/period	1,066	1,852	1,066

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to the financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2011

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of April 30, 2011, the Company had cash and cash equivalents of US$1,066, working capital deficit and stockholders’ deficit of US$35,016 and accumulated deficit during the development stage of US$143,218 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of April 30, 2011, cash and cash equivalents consisted of bank balances of US$582 and cash on hand of US$484.

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

Conversion of amounts from HKD into US$ had been made at the exchange rate of US$1 for HKD7.7690 as of April 30, 2011.  There was no significant change in the exchange rate between HKD and US$ after the balance sheet date.

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Year ended	Year ended	Cumulative
	April 30,	April 30,	total since
	2011	2010	inception
	US$	US$	US$

Loss before income taxes	(14,634)	(88,494)	(143,218)

Expected benefit at statutory rate of 15%	(2,195)	(13,274)	(21,483)
Valuation allowance	2,195	13,274	21,483

Income taxes	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of April 30, 2011.

Recognized deferred income tax asset is as follows :-

	As of April 30,
	2011	2010
	US$	US$

Operating losses available for future periods	21,483	19,288
Valuation allowance	(21,483)	(19,288)

	-	-

As of April 30, 2011, the Company had incurred operating losses of US$143,218 which, if unutilized, will expire through to 2031. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of April 30, 2011.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$30,225 to the Company to finance its working capital as of April 30, 2011.  The advance is interest-free, unsecured and repayable on demand.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended April 30, 2011, there were no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

Management, including the principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the principal executive officer and principal financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of April 30, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

There was no change in the Company’s internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of April 30, 2011, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Wilson Kin Cheung	36	President, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Vivian Wing Yee Poon	28	Chief Executive Officer

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

Mr. Cheung is currently an officer and director of three other companies which are reporting companies under the Securities Exchange Act of 1934: i) in August 2005 he has been the president and director of Beijing Century Health Medical, Inc. (fka Super Luck, Inc.), a Delaware corporation which is engaged in holding the intellectual property rights, production rights, and sale rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome (“AIDS”) Capsules ; ii) since December 2005, he has been the president and director of Market Data Consultants, Inc., a Delaware corporation which is in business of reselling a market data management software products; and iii) since August, 2006, he has been the president and director of China Multimedia, Inc., a Nevada corporation established to provide web design solutions and introduce potential business opportunities to business partners.

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

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

In addition to serving as a director of the DNAS, Mr. Wilson Kin Cheung serves as a director of Beijing Century Health Medical, Inc. (fka Super Luck, Inc.), Market Data, Inc., and China Multimedia, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Summary Compensation Table –

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Wilson Kin Cheung, President, Treasurer	2011 2010	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Vivian Wing Yin Poon, Chief Executive Officer	2011 2010	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended April 30, 2011.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended April 30, 2011.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2011, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Wilson Kin Cheung (1) Rm 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	8,000,000	91.95%
Common	Vivian Poon(1) Rm 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	0	0.0%

Common	Josephine Wai Wai Cheung (2) Rm 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	500,000	5.75%
Common	All Officers and Directors as a Group (2 in number)	8,000,000	91.95%

(1)

The person listed is an officer, a director, or both, of the Company.

(2)

Ms. Josephine Wai Wai Cheung is the sister of Mr. Wilson Kin Cheung.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

From inception, October 25, 2007 to April 30, 2011, our majority stockholder has loaned DNAS a total of $30,225. The loan is unsecured, does not bear interest and is repayable upon demand.

No officer, director, promoter, or affiliate of DNAS has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by DNAS through security holdings, contracts, options, or otherwise.

We have adopted a policy under which any consulting or finder’s fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an ad hoc basis. Accordingly, we are unable to predict whether, or in what amount, such a stock issuance might be made. DNAS may pursue the acquisition of additional businesses that may provide new business opportunities. In the event that an acquisition candidate purchases the shares of DNAS, it is more likely than not that such a candidate would pay a price higher than the price originally paid by our current stockholders.  However, there is no guarantee that the stockholders will make a profit on such a transaction.

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of DNAS’s directors or executive officers or to any other affiliate of us except as described under "Executive Compensation" above.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by PKF Certified Public Accountants, Hong Kong, China, a member firm of the PKF International Limited network of legally independent firms (“PKF Hong Kong”) for audit and review of the Company’s financial statements were $9,751 for the fiscal year ended April 30, 2011, and $8,387 for the year ended April 30, 2010.

Audit Related Fees

(2)

PKF Hong Kong did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year/period ended April 30, 2011 and 2010.

Tax Fees

(3)

No fees were billed by PKF Hong Kong for tax compliance, advice and planning for the fiscal year/period ended April 30, 2011 and 2010.

All Other Fees

 (4)

PKF Hong Kong did not bill the Company for any products and services other than the foregoing during the fiscal year/period ended April 30, 2011 and 2010.

Audit Committee’s Pre-approval Policies and Procedures

(5)

DNA Systems, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

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

Date: July 28, 2011

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

By: /s/ Wilson Cheung, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: July 28, 2011