Form 10-Q
period 2011-07-31
DNA Systems, Inc.
filed 2011-09-12
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 12, 2011, there were 8,700,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of DNA Systems, Inc. (“we”, “us”, “our”, “DNAS” or the “Company”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of DNA Systems, Inc., for the fiscal year ended April 30, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 28, 2011, and all amendments thereto.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 11

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2011 AND APRIL 30, 2011

	As of	As of
	July 31,	April 30,
	2011	2011
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	954	1,066

Total assets	954	1,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	7,109	5,857
Amount due to a stockholder (Note 7)	30,837	30,225

Total liabilities	37,946	36,082

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4)
Authorized 65,000,000 shares;
issued and outstanding 8,700,000 shares	8,700	8,700
Additional paid in capital	99,800	99,800
Accumulated deficit during the development stage	(145,304)	(143,218)
Accumulated other comprehensive income	(188)	(298)

Total stockholders’ deficit	(36,992)	(35,016)

Total liabilities and stockholders’ deficit	954	1,066

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2011

	Three months		Cumulative
	ended July 31,		total since
	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	6,407

Expenses
Formation expenses	-	-	513
General and administrative expenses	2,086	2,208	151,198

Loss before income taxes	(2,086)	(2,208)	(145,304)
Income taxes (Note 2)	-	-	-

Net loss	(2,086)	(2,208)	(145,304)
Other comprehensive income (loss)
Foreign currency translation adjustment	110	17	(188)

Total comprehensive loss	(1,976)	(2,191)	(145,492)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.02)

Weighted average number of shares :
Basic and diluted	8,700,000	8,500,000	8,279,578

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2011

	Three months		Cumulative
	ended July 31,		total since
	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Cash flows from operating activities
Net loss	(2,086)	(2,208)	(145,304)
Change in liability
Other payables	-	12,019	-
Accrued audit fee	1,252	(1)	7,109

Net cash (used in) from operating activities	(834)	9,810	(138,195)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	108,500
Advances from (Repayment to) a stockholder	612	(6,917)	30,837

Net cash provided by (used in) financing activities	612	(6,917)	139,337

Effect of foreign exchange rate changes in cash and
cash equivalents	110	17	(188)

Net change in cash and cash equivalents	(112)	2,910	954

Cash and cash equivalents, beginning of period	1,066	1,852	-

Cash and cash equivalents, end of period	954	4,762	954

Supplemental cash flow information:

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH JULY 31, 2011

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of July 31, 2011, the Company had cash and cash equivalents of US$954, working capital deficit and stockholders’ deficit of US$36,992 and accumulated deficit during the development stage of US$145,304 respectively. Also, the Company is a development stage company and has not produced significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of preparation

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s financial report for the year ended April 30, 2011.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At July 31, 2011, cash equivalents consisted of bank balance of US$471 and cash on hand of US$483.

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 for HKD7.7926 as of July 31, 2011.

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this ASU has no material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies.  The management is assessing the impact of this ASU on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) work together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style).  The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU are to be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early application by public entities is permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Three months		Cumulative
	ended July 31,		total since
	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(2,086)	(2,208)	(145,304)

Expected benefit at statutory rate of 15%	(313)	(331)	(21,796)
Valuation allowance	313	331	21,796

Income taxes	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of July 31, 2011.

Recognized deferred income tax assets is as follows :-

	As of	As of
	July 31,	April 30,
	2011	2011
	(Unaudited)
	US$	US$

Operating losses available for future periods	21,796	21,483
Valuation allowance	(21,796)	(21,483)

	-	-

As of July 31, 2011, the Company had incurred operating losses of US$145,304 which, if unutilized, will expire through to 2031.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of July 31, 2011.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$30,837 to the Company to finance its working capital as of July 31, 2011.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$Nil and US$38,664 to a related company for the provision of general administrative services and office premises during the nine months ended January 31, 2011 and from inception on October 25, 2007 through July 31, 2011 respectively.  The related company is controlled by the Company’s director.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended July 31, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operation for DNA Systems, Inc. for the Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010.

Revenue

Revenue.  During the three month period ended July 31, 2011, the Company had no revenue as compared to no revenue during the three month period ended July 31, 2010. No revenue was generated by the Company during the three month period ended July 31, 2011 due to the fact that the Company was unable to locate any prospective business partners.

Expenses

Expenses.  During the three month period ended July 31, 2011, the Company had general and administrative expenses of $2,086 as compared to expenses of $2,208 during the three month period ended July 31, 2010, a decrease of $122. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $2,086 for the three month period ended July 31, 2011 as compared to net loss of $2,208 for the three month period ended July 31, 2010, a change of $122.  The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Liquidity and Capital Resources

As of July 31, 2011, our unaudited balance sheet reflects that we have total assets of $954, as compared to total assets of $1,066 as of April 30, 2011, a decrease of $112. As of July 31, 2011, our unaudited balance sheet reflects that we have total liabilities of $37,946, as compared to total liabilities of $36,082 as of April 30, 2011, an increase of $1,864.  As of July 31, 2011, the Company has an accumulated deficit of $145,304.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

SCH XBRL Schema Document.*

101

  CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101

   LAB XBRL Taxonomy Extension Label Linkbase Document.*

101

   PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101

   DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA SYSTEMS, INC.

By: /s/ Wilson Cheung, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: September 12, 2011