Form 10-Q
period 2011-10-31
DNA Systems, Inc.
filed 2011-12-12
CIK 1441551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ] Yes   [ X ] No

As of December 9, 2011, there were 8,700,000 shares of voting common stock, $0.001 par value, of DNA Systems, Inc. issued and outstanding.

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

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 10

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2011 AND APRIL 30, 2011

	As of	As of
	October 31,	April 30,
	2011	2011
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	880	1,066

Total assets	880	1,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	8,296	5,857
Amount due to a stockholder (Note 7)	33,261	30,225

Total liabilities	41,557	36,082

Stockholders’ deficit
Common stock - US$0.001 par value (Note 4)
Authorized 65,000,000 shares;
issued and outstanding 8,700,000 shares	8,700	8,700
Additional paid in capital	99,800	99,800
Accumulated deficit during the development stage	(148,834)	(143,218)
Accumulated other comprehensive income (loss)	(343)	(298)

Total stockholders’ deficit	(40,677)	(35,016)

Total liabilities and stockholders’ deficit	880	1,066

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2011

	Three months		Six months		Cumulative
	ended October 31,		ended October 31,		total since
	2011	2010	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	6,407

Expenses
Formation expenses	-	-	-	-	513
General and administrative expenses	3,530	4,500	5,616	6,708	154,728

Loss before income taxes	(3,530)	(4,500)	(5,616)	(6,708)	(148,834)
Income taxes (Note 2)	-	-	-	-	-

Net loss	(3,530)	(4,500)	(5,616)	(6,708)	(148,834)
Other comprehensive (loss) income
Foreign currency translation adjustment	(155)	111	(45)	128	(343)

Total comprehensive loss	(3,685)	(4,389)	(5,661)	(6,580)	(149,177)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)	(0.00)	(0.02)

Weighted average number of shares :
Basic and diluted	8,700,000	8,582,609	8,700,000	8,541,304	8,305,926

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2011

	Three months		Six months		Cumulative
	ended October 31,		ended October 31,		total since
	2011	2010	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Cash flows from operating activities
Net loss	(3,530)	(4,500)	(5,616)	(6,708)	(148,834)
Change in liability
Other payables	-	(12,019)	-	-	-
Accrued audit fee	1,187	(2,055)	2,439	(2,056)	8,296

Net cash used in operating activities	(2,343)	(18,574)	(3,177)	(8,764)	(140,538)

Cash flows from financing activities
Proceeds from issuance of
common stock	-	100,000	-	100,000	108,500
Advances from (Repayment to) a stockholder	2,424	(85,115)	3,036	(92,032)	33,261

Net cash provided by financing activities	2,424	14,885	3,036	7,968	141,761

Effect of foreign exchange rate changes in
cash and cash equivalents	(155)	111	(45)	128	(343)

Net change in cash and cash equivalents	(74)	(3,578)	(186)	(668)	880

Cash and cash equivalents, beginning
of period	954	4,762	1,066	1,852	-

Cash and cash equivalents, end of period	880	1,184	880	1,184	880

Supplemental cash flow information :

Cash paid for :
Income taxes	-	-	-	-	-
Interest	-	-	-	-	-

See accompanying notes to condensed financial statements.

DNA SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

AND FROM INCEPTION ON OCTOBER 25, 2007 THROUGH OCTOBER 31, 2011

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

Continuance of operations

These financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business. As of October 31, 2011, the Company had cash and cash equivalents of US$880, working capital deficit and stockholders’ deficit of US$40,677 and accumulated deficit during the development stage of US$148,834 respectively. Also, the Company is a development stage company and has not produced significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At October 31, 2011, cash equivalents consisted of bank balance of US$396 and cash on hand of US$484.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk. During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with ASC 740 ‘’Income taxes’’, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 for HKD7.7626 as of October 31, 2011.

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Six months		Cumulative
	ended October 31,		total since
	2011	2010	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(5,616)	(6,708)	(148,834)

Expected benefit at statutory rate of 15%	(842)	(1,006)	(22,325)
Valuation allowance	842	1,006	22,325

Income taxes	-	-	-

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of October 31, 2011.

Recognized deferred income tax assets is as follows :-

	As of	As of
	October 31,	April 30,
	2011	2011
	(Unaudited)
	US$	US$

Operating losses available for future periods	22,325	21,483
Valuation allowance	(22,325)	(21,483)

	-	-

As of October 31, 2011, the Company had incurred operating losses of US$148,834 which, if unutilized, will expire through to 2031.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of October 31, 2011.

7.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$33,261 to the Company to finance its working capital as of October 31, 2011.  The advance is interest-free, unsecured and repayable on demand.

The Company paid management fee of US$Nil and US$38,664 to a related company for the provision of general administrative services and office premises during the six months ended October 31, 2011 and from inception on October 25, 2007 through October 31, 2011 respectively.  The related company is controlled by the Company’s director.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended October 31, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  Our financial statements are stated in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operation for DNA Systems, Inc. for the Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010.

Revenue

Revenue.  During the three month period ended October 31, 2011 and 2010, the Company had no revenue due to the fact that the Company was unable to locate any prospective business partners.

Expenses

Expenses.  During the three month period ended October 31, 2011, the Company had general and administrative expenses of $3,530 as compared to expenses of $4,500 during the three month period ended October 31, 2010, a decrease of $970. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $3,530 for the three month period ended October 31, 2011 as compared to net loss of $4,500 for the three month period ended October 31, 2010, a change of $970.  The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Results of Operation for DNA Systems, Inc. for the Six Months Ended October 31, 2011 Compared to the Six Months Ended October 31, 2010.

Revenue

Revenue.  During the six month period ended October 31, 2011 and 2010, the Company had no revenue due to the fact that the Company was unable to locate any prospective business partners.

Expenses

Expenses.  During the six month period ended October 31, 2011, the Company had general and administrative expenses of $5,616 as compared to expenses of $6,708 during the six month period ended October 31, 2010, a decrease of $1,092. The decrease in expenses experienced by the Company was primarily attributable to decreases experienced by the Company regarding business operations, the exploration of new business opportunities, meeting with potential customers, and locating business partners.

Net Loss

Net Loss.  The Company had a net loss of $5,616 for the six month period ended October 31, 2011 as compared to net loss of $6,708 for the six month period ended October 31, 2010, a change of $1,092. The decrease in net loss experienced by the Company was primarily attributable to decreases experienced by the Company in its expenses.

Liquidity and Capital Resources

As of October 31, 2011, our unaudited balance sheet reflects that we have total assets of $880, as compared to total assets of $1,066 as of April 30, 2011, a decrease of $186. As of October 31, 2011,

our unaudited balance sheet reflects that we have total liabilities of $41,557, as compared to total liabilities of $36,082 as of April 30, 2011, an increase of $5,475.  As of October 31, 2011, the Company has an accumulated deficit of $148,834.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: December 12, 2011